Form 10-Q
period 1995-03-31
JMB MORTGAGE PARTNERS LTD III
filed 1995-05-15
CIK 763820

May 11, 1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   JMB Mortgage Partners, Ltd.-III
      Commission File No. 0-16253
      Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended March 31, 1995.

Thank you.

Very truly yours,

JMB MORTGAGE PARTNERS, LTD.- III

By:   JMB Realty Corporation
      Corporate General Partner



      By:
           _______________________________
           C. Scott Nelson, Vice President
           Accounting Officer

CSN:gd

Enclosures


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



For the quarter                     Commission file number 0-16253
ended March 31, 1995


                  JMB MORTGAGE PARTNERS, LTD. - III
       (Exact name of registrant as specified in its charter)



        Illinois                              36-3346551
(State of organization)         (IRS Employer Identification No.)



   900 N. Michigan Ave., Chicago, IL                     60611
(Address of principal executive office)                (Zip Code)



Registrant's telephone number, including area code 312/915-1987


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---















                          TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements . . . . . . . . . . . . . .    3

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            operations . . . . . . . . . . . . . . . . . . .   13

PART II     OTHER INFORMATION

Item 5.     Other Information. . . . . . . . . . . . . . . .   15

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . .   16











































PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                                       CONSOLIDATED BALANCE SHEETS
                                  MARCH 31, 1995 AND DECEMBER 31, 1994
                                               (UNAUDITED)

                                                 ASSETS
                                                                           MARCH 31,      DECEMBER 31,
                                                                             1995             1994
                                                                         ------------     ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .$       8,925,189       10,278,236
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .        1,442,052          393,123
  Interest and other receivables . . . . . . . . . . . . . . . . . .          332,223          329,057
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .           11,508           28,769
                                                                         ------------     ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . .       10,710,972       11,029,185

Investment properties (notes 2)
  Land. . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . .       10,434,411       10,434,411
  Building and improvements. . . . . . . . . . . . . . . . . . . . .       14,952,527       14,933,079
                                                                         ------------     ------------
                                                                           25,386,938       25,367,490

  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .       (1,845,013)      (1,683,840)
                                                                         ------------     ------------
     Total investment property, net of depreciation. . . . . . . . .       23,541,925       23,683,650

Mortgage notes receivable (net of allowance for loan loss of
 $0 in 1995 and $99,000 in 1994 (note 5))  . . . . . . . . . . . . .       29,397,026       32,518,098
Deferred interest receivable (net of allowances for
 loan loss of $1,691,218 in 1995 and $2,125,761 in 1994
 (note 5)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          970,000          935,250
Investment in unconsolidated ventures, at equity (note 5(a)) . . . .        3,186,237               --
Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . .          199,340          220,533
                                                                         ------------     ------------
                                                                     $     68,005,500       63,386,716
                                                                         ============     ============
                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                           MARCH 31,      DECEMBER 31,
                                                                             1995             1994
                                                                         ------------     ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .$          17,503           59,349
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .           94,348          411,464
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .           88,345          143,943
  Other current liabilities. . . . . . . . . . . . . . . . . . . . .           49,022          139,349
                                                                         ------------     ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . .          249,218          754,105
                                                                         ------------     ------------

  Tenant security deposits . . . . . . . . . . . . . . . . . . . . .           21,298           37,638
                                                                         ------------     ------------
  Commitments and contingencies (notes 2, 4 and 5)

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . .          270,516          791,743
                                                                         ------------      ------------

Venture partner's equity in ventures (note 2). . . . . . . . . . . .       10,620,754       10,437,237
Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . .            1,000            1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . .        2,513,505        2,404,776
     Cumulative cash distributions . . . . . . . . . . . . . . . . .       (2,636,529)      (2,527,800)
                                                                         ------------     ------------
                                                                             (122,024)        (122,024)
                                                                         ------------      ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . .       57,758,561       57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . .       31,099,986       30,164,926
     Cumulative cash distributions . . . . . . . . . . . . . . . . .      (31,622,293)     (30,643,727)
                                                                         ------------     ------------
                                                                           57,236,254       57,279,760
                                                                         ------------     ------------
                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                 CONSOLIDATED BALANCE SHEETS - CONCLUDED


                                                                           MARCH 31,      DECEMBER 31,
                                                                             1995             1994
                                                                         ------------     ------------

Total partners' capital accounts . . . . . . . . . . . . . . . . . .       57,114,230       57,157,736
                                                                         ------------     ------------

                                                                     $     68,005,500       68,386,716
                                                                         ============     ============
























                      See accompanying notes to consolidated financial statements.

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)

                                                                       1995                  1994
                                                                   ------------          ------------
Income:
  Interest income. . . . . . . . . . . . . . . . . . . . $              851,652               740,181
  Rental income. . . . . . . . . . . . . . . . . . . . . .              923,753               876,777
                                                                   ------------          ------------
                                                                      1,775,405             1,616,958
                                                                   ------------          ------------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . . .              161,173               157,120
  Property operating expenses. . . . . . . . . . . . . . .              329,097               281,379
  Mortgage investment servicing fees . . . . . . . . . . .               20,134                20,064
  Professional services. . . . . . . . . . . . . . . . . .               31,409                25,001
  Amortization of deferred expenses. . . . . . . . . . . .               18,757                11,330
  General and administrative . . . . . . . . . . . . . . .               49,087                50,251
                                                                   ------------          ------------
                                                                        609,657               545,145
                                                                   ------------          ------------

  Operating earnings . . . . . . . . . . . . . . . . . . .            1,165,748             1,071,813

Partnerships share of operations of unconsolidated
 ventures (notes 2 and 5(a)) . . . . . . . . . . . . . . .               61,558                    --

Venture partner's share of
 ventures' operations (note 2) . . . . . . . . . . . . . .             (183,517)             (156,634)
                                                                   ------------          ------------

  Net earnings . . . . . . . . . . . . . . . . . . . . . $            1,043,789               915,179
                                                                   ============          ============

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONCLUDED




                                                                       1994                  1993
                                                                   ------------          ------------

  Net earnings per limited
   partnership interest (notes 1 and 3). . . . . . . . . $                14.33                 12.64
                                                                   ============          ============
  Cash distributions per limited
   partnership interest (note 1) . . . . . . . . . . . . $                15.00                 12.50
                                                                   ============          ============






















                      See accompanying notes to consolidated financial statements.

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)
                                                                       1995                   1994
                                                                   ------------          ------------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . . $            1,043,789               915,179
  Items not requiring cash or cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . . . . . . .              161,173               157,120
  Amortization of deferred expenses. . . . . . . . . . . .               18,757                11,330
  Partnerships share of operations of unconsolidated
   ventures. . . . . . . . . . . . . . . . . . . . . . . .              (61,558)                   --
  Venture partners' share of ventures' operations. . . . .              183,517               156,634
Changes in:
  Interest and other receivables . . . . . . . . . . . . .               (3,166)              (46,621)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .               17,261                 6,077
  Deferred interest receivable . . . . . . . . . . . . . .              (34,750)              (35,802)
  Accounts payable . . . . . . . . . . . . . . . . . . . .              (41,846)              (17,846)
  Due to affiliates. . . . . . . . . . . . . . . . . . . .             (317,116)                6,905
  Accrued real estate taxes. . . . . . . . . . . . . . . .              (55,598)               74,820
  Other current liabilities. . . . . . . . . . . . . . . .              (90,327)              (85,294)
  Tenant security deposits . . . . . . . . . . . . . . . .              (16,340)                3,519
                                                                   ------------          ------------

     Net cash provided by operating activities . . . . . .              803,798             1,146,021
                                                                   ------------          ------------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
   short-term investments. . . . . . . . . . . . . . . . .           (1,048,929)                3,756
  Additions to investment property . . . . . . . . . . . .              (19,448)              (22,242)
  Partnership's contributions to unconsolidated
   venture . . . . . . . . . . . . . . . . . . . . . . . .               (3,607)                   --
  Refunds of deferred costs. . . . . . . . . . . . . . . .                2,436                    --
                                                                   ------------          ------------

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED

                                                                       1995                  1994
                                                                   ------------          ------------

     Net cash used in investing activities . . . . . . . .           (1,069,548)              (18,486)
                                                                   ------------          ------------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . .             (978,566)             (815,473)
  Distributions to general partners. . . . . . . . . . . .             (108,729)              (90,608)
                                                                   ------------          ------------

     Net cash used in financing activities . . . . . . . .           (1,087,295)             (906,081)
                                                                   ------------          ------------

     Net increase (decrease) in cash and cash
      equivalents. . . . . . . . . . . . . . . . . . . . .           (1,353,047)              221,454

     Cash and cash equivalents, beginning of period. . . .           10,278,236               793,190
                                                                   ------------          ------------
     Cash and cash equivalents, end of period. . . . . . $            8,925,189             1,014,644
                                                                   ============          ============
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . $                   --                    --
                                                                   ============          ============
  Non-cash investing and financing activities:
   Balance due on mortgage note receivable (net
    of allowance for loan loss of $99,000)
    (note 5(a)). . . . . . . . . . . . . . . . . . . . . $            3,121,072                    --

   Partnership contribution to unconsolidated
    venture. . . . . . . . . . . . . . . . . . . . . . . .                3,607                    --
                                                                   ------------          ------------
   Net carrying value of investment property
    (reflected as investment in unconsolidated
    venture (note 2(e)). . . . . . . . . . . . . . . . . $            3,124,679                    --
                                                                   ============          ============

                      See accompanying notes to consolidated financial statements.

                    JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 1995 AND 1994

                             (UNAUDITED)

   Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's
1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)   BASIS OF ACCOUNTING

   The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Calibre Pointe Associates and North Rivers Market Associates (note 2). The effect of all the transactions between the Partnership and its ventures has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying financial statements in 1995 with respect to the Partnership's interest in Spring Hill Fashion Center (Note 5(a)). Accordingly, the accompanying financial statements do not include the accounts of Spring Hill Fashion Center.

   The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP) and to consolidate the accounts of the ventures as described above.
Such adjustments are not recorded in the records of the Partnership.




















                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   The net effect of these items is summarized as follows for the three months ended March 31:



                                                        1995                            1994
                                             --------------------------       -------------------------
                                            GAAP Basis       Tax Basis         GAAP Basis    Tax Basis
                                           -----------      -----------       -----------   -----------
Net earnings . . . . . . . . . . . . . $     1,043,789        1,290,184           915,179     1,284,627
Net earnings per limited
 partnership interest. . . . . . . . . $         14.33            18.11             12.64         18.30
                                           ===========      ===========       ===========   ===========




















                    JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   The net earnings per limited partnership interest is based upon the number of Interests outstanding at the end of the period (65,237.69).

   Certain reclassifications have been made to the 1994 financial statements in order to confirm with the 1995 presentation.

   Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($8,456,158 and $10,077,022 at March 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

   Basic and simple interest income on mortgage notes receivable is being recognized using the effective interest method which results in a level effective yield on the outstanding principal balance. The Partnership is recognizing interest income only as collected on two of its mortgage loans (Notes 5(b), and 5(d)).

   Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS #114") became effective in January, 1994. SFAS #114 provides that the impairment of a collateralized loan that is considered impaired (as defined) will be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership has elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance.


(2)   VENTURE AGREEMENTS

   (a)  Calibre Pointe Associates

   Reference is made to Note 2(a) of Notes to Financial
Statements included in the Partnership's 1994 Annual Report for a description of the former $13,250,000 loan funded 62.264% by


                    JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the Partnership and 37.736% by JMB Mortgage Partners, Ltd. - IV
("Mortgage Partners - IV"), a partnership affiliated with the General Partners (jointly, the "Lenders") and secured by the Calibre Pointe Apartments located in Atlanta, Georgia.

   Due to competitive market conditions, the borrower did not make all of its required 1991 monthly interest payments under the terms of the mortgage note. Accordingly, the Lenders provided the borrower with a notice of default. After lengthy unsuccessful negotiations with the borrower regarding a possible loan modification, the Lenders obtained legal title to the property on December 3, 1991 and an affiliate of the General Partners of the Partnership assumed management of the property (until December, 1994 when the affiliate sold certain of its assets and assigned its interest in its contract to an unaffiliated third party) under an agreement which provided for a fee computed as a percentage of gross income of the property. The Lenders contributed the property to a newly formed joint venture (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provide, in general, that the benefits of ownership, including tax effects, net cash receipts, sale proceeds and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and Mortgage Partners - IV in proportion to their respective capital contributions to the venture (62.264% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its estimated fair value.

   As previously reported, the Partnership along with its joint venture partner, through the Calibre Pointe Associates, had, in 1994, entered into a non-binding letter of intent to sell its entire interest in the Calibre Pointe Apartments. The prospective purchaser and the Partnership failed to negotiate and execute a sales agreement and terminated further discussions. However, given the favorable market conditions, the Partnership continues to examine a potential sale of the property.

   (b)  North Rivers Market Associates

   Reference is made to Notes 2(b) and 5(c) of Notes to Financial Statements included in the Partnership's 1994 Annual Report for a description of the former $17,350,000 loan funded 66.4935% by the Partnership and 33.5065% by Mortgage Partners - IV (jointly, the "Lenders") and secured by the North Rivers Market investment property. Due to the significant vacancy level at the property, the borrower had made only a portion of the required interest payments for the years 1991 and 1992. In addition, in July


                    JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1992, the Lenders became aware that the borrower had not paid both the 1990 and 1991 real estate taxes when they were due, but rather had made certain arrangements with the taxing authority to make monthly installments into an escrow account held by the taxing authority until such taxes were paid in full. However, in July 1992, the county overruled the taxing authority and accelerated all amounts owed by the borrower, which made the property eligible for auction if the taxes were not paid in full. As a result, in July 1992, the Lenders exercised their rights under the mortgage document and paid the past due real estate tax payments (including interest and penalties) of approximately $390,000 (of which $259,000 represented the Partnership's share). Such amount was added to the mortgage balance. Accordingly, the Lenders accelerated all amounts owed by the borrower and commenced proceedings to realize upon their security. For income tax reporting purposes, this investment continued to be accounted for as a loan until May 17, 1993 as discussed below. Further, effective September 1, 1992, the Partnership commenced accounting for the operations of the property as if the Partnership, through a joint venture, owned the property.


   On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners- IV own 66.4935% and 33.5065% each respectively. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. An affiliate assumed management of the property under an agreement which provides for a fee computed as 6% of gross income of the property.


(3)   PARTNERSHIP AGREEMENT

   Net profits of the Partnership from operations are generally allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners (as described below), with the remaining net profits allocated to the Limited Partners. Any net losses from Partnership operations will be allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments will generally be allocated first to the General Partners in an amount equal to the greater of 1% of such


                   JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from the repayment or other disposition of mortgage investments will be allocated to the Limited Partners. Net losses from any disposition of mortgage investments will be allocated 97% to the Limited Partners and 3% to the General Partners.

   The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering, subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts". Distributions of "repayment proceeds" will be made 97% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deferred share of net cash flow, to be distributed 85% to the Limited Partners and 15% to the General Partners, with one-quarter of such repayment proceeds distributable to the General Partners subordinated to the receipt by the Limited Partners of a stipulated return on their current capital accounts. The remaining 3% of all distributions of repayment proceeds will be distributed to the General Partners, subject to certain limitations. Of the cumulative distributions of $31,622,293 paid to the Limited Partners through March 31, 1995,
$1,780,738 represents a 7% return to certain Limited Partners through February 4, 1986 (the date of the first admittance of the Limited Partners) and a 6.25% return to certain Limited Partners from February 5, 1986 through August 31, 1986 (the date of the final admittance of the Limited Partners) during which periods the Limited Partners subscription proceeds were held in escrow.


(4)   MANAGEMENT AGREEMENT

   Certain of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of gross income received by the properties. In December 1994, one of the affiliated property managers sold certain of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain management personnel of the property manager became management personnel of the purchaser and its affiliates.


                   JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The successor to the affiliated property manager's assets is acting as the property manager of the Calibre Pointe Apartments after the sale on the same terms that existed prior to the sale. An affiliate of the General Partners currently is acting as the manager of North Rivers Market Shopping Center for a fee computed as six percent of gross income of the property.


(5)   MORTGAGE NOTES RECEIVABLE

   The Partnership has participated in the funding of six participating first mortgage loans, for five shopping center properties (Spring Hill Fashion Center, Shoppes at Rivergate, North Rivers Market, Riverpoint Center, and Franklin Farm Village Center) and one apartment complex (Calibre Pointe Apartments). The Partnership has taken title to the underlying collateral for North Rivers Market and the Calibre Pointe Apartments (Note 2). Additionally, on January 1, 1995 the Partnership, Mortgage Partners, Ltd. ("Mortgage Partners"), and Mortgage Partners, Ltd. - II ("Mortgage Partners - II"), partnerships affiliated with the General Partner, and jointly called the "lenders" in-substance foreclosed on the mortgage loan secured by the Spring Hill Fashion Center (Note 5(a)). Generally, the remaining mortgage agreements provide for basic interest payable monthly at certain specified interest rates along with annual simple accrued interest (deferred until maturity) at rates ranging from 2% to 3% per annum and for additional interest in an amount equal to a percentage of the gross receipts of the properties in excess of certain specified levels and an amount equal to a percentage of the subsequent increases in the value of the underlying properties in excess of certain specified levels. Any payments of additional interest made by the borrowers will be used to offset, on a dollar-for-dollar basis, the borrowers' obligations to pay simple accrued interest.

   (a)  Spring Hill Fashion Center, West Dundee, Illinois

   Reference is made to Note 5(a) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of the loan. Through October 1988, the total amount funded under this loan was $10,030,000 (of which the Partnership's share was $3,264,765 (32.55%)). The other two participating lenders are JMB Mortgage Partners, Ltd.- I and JMB Mortgage Partners, Ltd.-II (jointly the "Lenders"), both of which are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were currently to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in

                    JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

   Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $485,800) and the principal balance of the loan ($3,264,765), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, has, for financial reporting purposes, suspended the accrual of the simple accrued interest (which is payable at maturity) effective December 1, 1991 and made provisions for loan loss of $281,000 in 1992, $154,000 in 1993 and $99,000 in
1994, bringing the total provision for loan loss to $534,000, which is reflected in the accompanying consolidated balance sheet at December 31, 1994.

   The borrower defaulted in its scheduled basis interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December, 1994. An affiliate of the lenders took control of the property's funds on January 1, 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in an unconsolidated joint venture. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $757,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.

   Occupancy at the shopping center was 94% at March 31, 1995, unchanged from December 31, 1994. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection has informed the Partnership that it does not intend to exercise its renewal option when its current lease expires in October 1995. Due to the competitive conditions in this market, re-leasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short-term.

                    JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   (b)  Shoppes at Rivergate, Goodlettsville (Nashville),
        Tennessee

   The Partnership funded a $12,000,000 non-recourse participating first mortgage loan secured by a portion of a shopping center in Goodlettsville, Tennessee. The loan bears basic interest at the rate of 9.0% per annum through September 1992 and 9.5% per annum through maturity in September 1997, and provides for monthly payments of interest only. The Partnership is also entitled to participation in annual gross receipts (as defined) in excess of $1,337,000.

   Due to the uncertainty of the realization of the simple accrued interest recognized through December 31, 1993 (approximately $1,920,000) and the principal balance of the loan ($12,000,000), the Partnership, as a matter of prudent accounting practice, made a provision for loan loss as of December 31, 1993 in the amount of $1,260,152. No additional provision for loan loss has been deemed necessary for 1994 or 1995. In addition, effective December 1, 1993, the Partnership is recognizing interest income only as collected. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.

   (c)  Riverpoint Center, Chicago, Illinois

   In August, 1989, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $29,250,000. The Partnership had committed to fund a maximum of $13,050,000 or approximately 44.6% of this loan. The remaining portion of the loan was funded by Mortgage Partners-IV, and IDS Life Account RE, the latter an entity advised by an affiliate of the General Partners (jointly the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Riverpoint Center, located in Chicago, Illinois. The Lenders' initial funding was $26,000,000 and additional fundings were made in 1990 and 1991. The Lenders do not intend to fund any additional amounts beyond the $28,039,630 ($12,509,989 by the Partnership) now funded.
The ten-year loan currently bears basic interest at the rate of 8.884% per annum for the first loan year, 8.75% per annum for loan years two and three, increasing .50% per annum in the fourth and .25% per annum in the seventh loan year to a maximum rate of 9.50% per annum, payable monthly in advance.

   Due to the uncertainty of the realization of the simple accrued interest recognized through December 31, 1991 ($431,065) and the principal balance of the loan ($12,509,989), the Partnership had, as a matter of prudent accounting practice, made a provision for loan loss on the deferred interest


                   JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


receivable as of December 31, 1991 in the amount of $431,065.
In addition, effective January 1, 1992, the Partnership is recognizing interest income only as collected.

   (d)  Franklin Farm Village Center, Fairfax County, Virginia

   In December 1991, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $16,600,000. The Partnership has committed to fund a maximum of $5,600,000 or approximately 33.7% of the loan. The other lender is Mortgage Partners-IV, (jointly the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Franklin Farm Village Center (the "Center") located in Fairfax County, Virginia. The Lenders funded $13,463,144 on December 19, 1991 of which the Partnership's share was $4,541,769. Up to an additional $3,136,856 (of which the Partnership's share is $1,058,215) may be funded if the borrower elects to pursue certain expansion/purchase options with respect to the land surrounding the existing center and its parking lot. The borrower subsequently exercised its option to acquire an outparcel which is located immediately in front of the center subject to a long-term ground lease with First Virginia Bank. The Lenders provided the permanent financing of approximately $687,000 (of which the Partnership's share was approximately $232,000) on this acquisition, in November 1993, pursuant to the terms for subsequent fundings in the loan documents. The loan bears basic interest payable monthly at the rate of 8.5% per annum during the first five loan years and 10% per annum thereafter to maturity.

   In November 1994, the Lenders finalized an agreement with the borrower to fund the acquisition of an outparcel adjacent to the center. The Lenders provided permanent financing of approximately $659,000 (of which the Partnership's share was approximately $222,000) including 90% of the closing costs, toward the acquisition by the borrower of the outparcel land and improvements. The loan bears basic interest payable monthly at the rate of 9% per annum during the first four loan years of this funding and 10% per annum thereafter through maturity in November, 2001. This represented the second subsequent funding on this mortgage loan, which leaves approximately $1,791,000 (of which the Partnerships' share is approximately $604,000) available to the borrower to fund future expansion or purchase options. There can be no assurance, however, that terms and conditions for additional subsequent fundings will be met and, therefore, it is possible that further additional subsequent fundings will not be made or will be less than the maximum principal amount committed to this loan.



                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   In June, 1994, the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $108,933). These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales last year, the seller was required to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed above.

   In late 1993, the Lenders were informed by the borrower that an underground gasoline tank experienced a gasoline leak at the property. The tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner. In addition, the Lenders were informed that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time, it is undeterminable what the cost of the clean up will be. In addition, at this time, the Lenders believe the value of the borrower's property has not been materially affected.
Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lender's security in the future.

   The Corporate General Partner received $130,164 from the borrower as fees for JMB's services in processing, reviewing and arranging the loan and is entitled to receive additional fees in the event there are subsequent fundings to this loan. The portions of such fees which are attributable to the Partnership's participation in the loan constitutes Mortgage Investment Application Fees (see Note 6).


(6)  TRANSACTIONS WITH AFFILIATES

   Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994, are as follows:



                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                          Unpaid at
                                                          March 31,
                                   1995         1994         1995
                                ---------    ---------    ---------
Mortgage investment
 servicing fees. . . . . . $       20,134       20,064       61,075
Property management
 fees. . . . . . . . . . . .       22,575       44,130        4,745
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . .           58           35           --
                                ---------    ---------    ---------

                            $      42,767       64,229       65,820
                                =========    =========    =========

   The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of certain officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, and through the first quarter of 1995 such reimbursable costs aggregated $77,513 and $37,446 respectively, of which $28,528 was unpaid at March 31, 1995.

   The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees at March 31, 1995 aggregated $735,254, of which $61,075 was unpaid at March 31, 1995.

   JMB is entitled to receive application and commitment fees in connection with the receipt of loan applications and issuance of commitments to make mortgage loans and to enter into land purchase leasebacks. Such application and commitment fees shall not exceed 3% of the gross proceeds of the offering. To the extent they are paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership will be reduced. In January 1992, the Partnership paid $130,164 which represented the remaining application fees due to JMB as a result of the funding of the Franklin Farm mortgage loan (Note 5(d)).

   The General Partners have deferred payment of certain of their distributions of net cash flow from the Partnership. During February 1993, the Partnership paid previously deferred distributions of approximately $317,000 to the General Partners. The remaining cumulative amount of such deferred distributions


                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


aggregated $679,727 at March 31, 1995, all of which is being deferred in accordance with the subordination requirements of the Partnership Agreement. The aggregate amount deferred, including the above-noted subordinated distributions, is approximately $10 per Interest. All amounts deferred or currently payable do not bear interest.


(7) SELECTED FINANCIAL INFORMATION

   Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for Shoppes at Rivergate, Riverpoint Center and Franklin Farm Village Center shopping centers for the three months ended March 31, 1995 and 1994. Such properties secure the participating first mortgage investments made by the Partnership.

                                          1995            1994
                                      ------------    ------------

Total revenues . . . . . . . . . .$      2,186,266       2,005,818
                                      ============    ============

Net income (loss). . . . . . . . .$        232,128          (3,529)
                                      ============    ============


(8)   ADJUSTMENTS

       In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

















PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At March 31, 1995, the Partnership had cash and cash equivalents of approximately $8,925,000. Of such amounts, approximately $5,617,000 represents undistributed operating cash flow related to the Partnership's consolidated ventures, Calibre Pointe Associates and the North Rivers Market Associates. Such funds are distributable to the Partnership and to Mortgage Partners-IV, the affiliated joint venture partner, in the amounts of $3,744,000 and $2,094,000, respectively and were distributed in the second quarter of 1995. Such remaining funds and short-term investments of approximately $393,000 will be utilized for future distributions to partners, for working capital reserves and for additional amounts expected to be funded under the participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia as described in Note 5(d). The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $276,000 for capital expenditures. The Partnership's share of such items is currently budgeted to be approximately $179,000. The capital expenditures for its unconsolidated venture (the Partnership's mortgage investment in Spring Hill Fashion Center, is deemed to be in-substance foreclosed as of January 1, 1995, as discussed below) is currently budgeted to be approximately $315,000 in 1995. The Partnerships share of such items is currently budgeted to be approximately $102,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for future short-term and long-term liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's participating first mortgage loan investments. However, reference is made to Notes 5(a), 5(b) and 5(c) concerning the suspension of certain interest accruals and the provision for loan losses on the loans secured by Spring Hill Fashion Center, Shoppes at Rivergate and Riverpoint Shopping Center, located in West Dundee, Illinois, Goodlettsville, Tennessee and Chicago, Illinois respectively and Note 5(a) regarding the in-substance foreclosure on the loan secured by Spring Hill Fashion Center in 1995.

   Additional sources of both short-term and long-term liquidity and distributions are expected to be from net cash generated by the Partnership's investment properties, the Calibre Pointe Apartments and the North Rivers Market Shopping Center, and from the sale of such investments. Reference is made to Note 2 for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to these properties. Additionally reference is made to Note 5(a) regarding the in-substance foreclosure on the loan secured by the Spring Hill Fashion Center. The operations of the properties are expected to provide a current return which is significantly less than the interest payments due under the original mortgage loans.

   Based upon the determination of the Corporate General Partner, the Partnership has, commencing with the fourth quarter of 1994, increased the distribution to $15.00 per $1,000 Interest per quarter from its previous level of $12.50 per $1,000 Interest.

   Reference is made to Note 5(a) regarding the suspension of certain interest accruals and the provisions for loan loss on the loan secured by the Spring Hill Fashion Center located in West Dundee, Illinois. Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $485,800) and the principal balance of this loan ($3,264,765), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, has, for financial reporting purposes, suspended the accrual of the simple accrued interest (which is payable at maturity) effective December 1, 1991 and made provisions for loan loss of $281,000 in 1992, $154,000 in 1993 and $99,000 in 1994, bringing the total provision for loan loss to $534,000, which is reflected in the accompanying financial statements. Reference is also made to Note 5(a) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership has considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in an unconsolidated joint venture. In early May 1995, the lenders obtained legal title to the property in lieu of foreclosure. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $757,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 94% at March 31, 1995, unchanged from December 31, 1994. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection, has informed the lenders (including the Partnership) that it does not intend to exercise its renewal options when its current
lease expires in October 1995.   Due to the competitive
conditions in this market, releasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term.



   An additional source of both future short-term and long-term liquidity and distributions is expected to be from net cash generated by the Spring Hill Fashion Center investment property and from the sale of such investment.

   As previously reported, the Partnership along with its joint venture partner, through Calibre Pointe Associates, had entered, in 1994, into a non-binding letter of intent to sell its entire interest in the Calibre Pointe Apartments. The prospective purchaser and the Partnership failed to negotiate and execute a sales agreement and terminated further discussions. However, given the favorable market conditions, the Partnership continues to examine a potential sale of the property.

   In June, 1994 the Lenders (including the Partnership) received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $108,933) of the mortgage loan at Franklin Farm Village Center. These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales last year, the seller was required to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed in Note 5(d). In November 1994, the Lenders finalized an agreement with the borrower to fund the acquisition of an outparcel and improvements adjacent to the center. The Lenders provided permanent financing of approximately $659,000 (of which the Partnership's share was approximately $222,000), including 90% of the closing costs, toward the acquisition by the borrower of the outparcel land and improvements. The loan bears basic interest payable monthly at the rate of 9% per annum for the first four loan years of this funding and 10% per annum thereafter through maturity in November, 2001. This represented the second subsequent funding on this mortgage loan, which leaves approximately $1,791,000 (of which the Partnership's share is approximately $604,000) available to the Borrower to fund future expansion or purchase options. One of the center's tenants, a major oil company, continues to explore the extent of the possible damage caused by a leak at one of its gasoline pumps in late 1993. The borrower is monitoring the situation closely and does not believe it will have a material impact on the value of the center.

   Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 80% at March 31, 1995, down from 88% at December 31, 1994 due to the expiration of a tenant's lease who occupied approximately 6,000 square feet. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease- up of the center and result in a decrease in cash flow from operations over the near term. Hechinger's, who vacated its store, which it owns, in 1989 continues to attempt to lease the remaining vacancy in its store to other suitable retailers. However, in early 1995, a tenant (Sportstown) that occupied part of the vacated Hechinger's space filed for protection under Chapter 11 of the bankruptcy code. This event is not expected to have a material impact on future income generated from the property.

   As a result of its filing for protection under Chapter 11 of the bankruptcy code, the Herman's Sporting Goods store at Riverpoint Center vacated its space in the third quarter of 1993. The borrower has re-leased the space to a restaurant which opened in September 1993. In addition, Herman's Sporting Goods closed its stores at North Rivers Market Shopping Center and at the Shoppes at Rivergate during the second quarter of 1993. The borrower at the Shoppes at Rivergate has re-leased this space to several smaller tenants in 1994 while, the space at the North Rivers Market Shopping Center remains vacant as of the date of this report.


RESULTS OF OPERATIONS

   The combined decrease in cash and cash equivalents and short-term investments, and the related decrease in due to affiliates at March 31, 1995 as compared to December 31, 1995 is the result of the distribution of the proceeds from the drawn letters of credit secured by the Spring Hill Fashion Center to the other two participating lenders (Note 5(a)). Additionally, the increase in short-term investments and corresponding decrease in cash and cash equivalents at March 31, 1995 as compared to December 31, 1994 is due to an increase of the Partnership's U.S. Government obligations classified as short-term investments at March 31, 1995, rather than cash equivalents at December 31, 1994.

   The decrease in mortgage notes receivable and corresponding increases in investment in unconsolidated ventures, at equity and Partnerships share of operations of unconsolidated ventures at March 31, 1995 as compared to December 31, 1994 is a result of the in-substance foreclosure of the mortgage loan secured by the Spring Hill Fashion Center as fully described in notes (2(c) and 5(a)).

   The increase in deferred interest receivable at March 31, 1995 as compared to December 31, 1994 is due to the continuing deferral of additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farms Village
Center(Note 5(d)).

   The decrease in accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of a payment for recycling fees attributable to North Rivers Market.



   The decrease in accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is due to the timing of payment of real estate taxes at the North Rivers Market.

   The decrease in other liabilities at March 31, 1995 as compared to December 31, 1994 is due to a payment made from deposits held for real estate taxes for the Shoppes at Rivergate.

   The increase in interest income for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to the additional funding of approximately $222,000 in November 1994 to the loan secured by Franklin Farm Village Center (Note 5(d)).

   The increase in rental income and venture partners' share of ventures' operations for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due an increase in effective rents and occupancy at the Calibre Pointe Apartments. The increase is also due to higher recovery income that resulted from the increase in property operating expenses and real estate taxes as discussed below.

   The increase in property operating expenses for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to increased real estate taxes incurred at the North Rivers market and higher administrative expenses (partially recoverable from tenants) being incurred by both North Rivers Market and the Calibre Point Apartments.
























PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

   The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.


                                                               1994                        1995
                                                   ------------------------     -----------------------
                                                    AT     AT     AT   AT       AT     AT     AT   AT
                                                   3/31   6/30   9/30 12/31    3/31   6/30   9/30 12/31
                                                  -----  -----  ----- -----   -----  -----  ----- -----
1.  Calibre Pointe Apartments
     Atlanta, Georgia. . . . . . . . . . .          96%    97%    99%   97%     98%

2.  North Rivers Market
     Shopping Center
     North Charleston,
     South Carolina. . . . . . . . . . . .          88%    88%    87%   88%     80%

3.  Spring Hill Fashion Center
     Shopping Center
     West Dundee, Illinois . . . . . . . .          N/A    N/A    N/A   N/A     94%

- - - - -----------------


An "N/A" indicated that the property was not owned or reflected as owned by the Partnership at the end of the quarter.









PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       10-A. Loan documents related to the Partnership's participation in the funding of a non-recourse first mortgage loan on Calibre Pointe Apartments located in Atlanta, Georgia is hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 2-95948) dated March 25, 1987.

       10-B. Loan documents related to the Partnership's participation in the funding of a first mortgage loan secured by a first mortgage loan on North Rivers Market Shopping Center located in North Charleston, South Carolina, is hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 2-95948) dated September 15, 1987.

       10-C. Loan documents related to the Partnership's participation in the funding of a first mortgage loan secured by a first mortgage loan on Riverpoint
              Center Shopping Center located in Chicago,
              Illinois, is hereby incorporated herein by reference to the Partnership's Form 8-K (File No.
              0-16253) dated September 5, 1989.

       10-D. Loan document related to the Partnership's participation in the funding of a first mortgage secured by a first mortgage on Shoppes at Rivergate Shopping Center located in Goodlettsville, Tennessee, dated August 24, 1987 is hereby incorporated herein by reference to Exhibit 10-D of the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16253) dated March 19, 1993.

       10-E. Loan documents related to the Partnership's participation in the funding of a participating first mortgage loan secured by Franklin Farm Village Center located in Fairfax County, Virginia, are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-16253) dated March 27, 1995.

       10-F. First and Second Amendments to the Loan Documents dated September 28, 1993 and November 23, 1994, respectively, between Rosenfeld/Franklin Farm Village Center L.P. and Mortgage Partners, Ltd.-IV, relating to additional loan amounts, are hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-16253) dated March 27, 1995.

       27.    Financial Data Schedule

  (b) No reports on Form 8-K have been filed for the quarter covered by this report.

                          SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           JMB MORTGAGE PARTNERS, LTD. - III

                           BY:  JMB Realty Corporation
                                (Corporate General Partner)




                                By:    Gailen J. Hull,
                                       Senior Vice President
                                Date:  May 11, 1995



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                       Gailen J. Hull
                                       Principal Accounting Officer


                                       Dated: May 11, 1995