Form 10-Q
period 1995-06-30
JMB MORTGAGE PARTNERS LTD III
filed 1995-08-14
CIK 763820

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   JMB Mortgage Partners, Ltd.-III
      Commission File No. 0-16253
      Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended June 30, 1995.

Thank you.

Very truly yours,

JMB MORTGAGE PARTNERS, LTD.- III

By:   JMB Realty Corporation
      Corporate General Partner



      By:
           _______________________________
           C. Scott Nelson, Vice President
           Accounting Officer

CSN:gd

Enclosures

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



For the quarter                    Commission file number 0-16253
ended June 30, 1995


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

















                          TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . .3

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . 24



PART II     OTHER INFORMATION


Item 5.     Other Information. . . . . . . . . . . . . . . 30

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . 31






































PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                                       CONSOLIDATED BALANCE SHEETS
                                   JUNE 30, 1995 AND DECEMBER 31, 1994
                                               (UNAUDITED)

                                                 ASSETS
                                                                           June 30,       December 31,
                                                                             1995             1994
                                                                         ------------     ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .$       4,506,071       10,278,236
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .        4,125,501          393,123
  Interest and other receivables . . . . . . . . . . . . . . . . . .          346,243          329,057
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .               --           28,769
                                                                         ------------     ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . .        8,977,815       11,029,185

Investment property (note 2)
  Land. . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . .       10,434,411       10,434,411
  Building and improvements. . . . . . . . . . . . . . . . . . . . .       15,023,487       14,933,079
                                                                         ------------     ------------
                                                                           25,457,898       25,367,490

  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .       (2,006,186)      (1,683,840)
                                                                         ------------     ------------
     Total investment property, net of depreciation. . . . . . . . .       23,451,712       23,683,650

Mortgage notes receivable (net of allowance for loan loss of
 $0 in 1995 and $99,000 in 1994 (note 5)). . . . . . . . . . . . . .       29,397,026       32,518,098
Deferred interest receivable (net of allowances for
 loan loss of $1,691,218 in 1995 and $2,125,761 in 1994
 (note 5)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,020,757          935,250
Investment in unconsolidated venture, at equity (note 5(a)). . . . .        3,106,337               --
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          191,338          220,533
                                                                         ------------     ------------
                                                                           66,144,985       63,386,716
                                                                         ============     ============
                                                    3


                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                           June 30,       December 31,
                                                                             1995             1994
                                                                         ------------     ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .$          65,533           59,349
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .           29,036          411,464
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .          176,691          143,943
  Other current liabilities. . . . . . . . . . . . . . . . . . . . .          121,070          139,349
                                                                         ------------     ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . .          392,330          754,105
                                                                         ------------     ------------
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . .           22,097           37,638
                                                                         ------------     ------------
  Commitments and contingencies (notes 2, 4 and 5)

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . .          414,427          791,743
                                                                         ------------     ------------

Venture partner's equity in ventures (note 2). . . . . . . . . . . .        8,672,848       10,437,237
Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . .            1,000            1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . .        2,622,235        2,404,776
     Cumulative cash distributions . . . . . . . . . . . . . . . . .       (2,745,259)      (2,527,800)
                                                                         ------------     ------------
                                                                             (122,024)        (122,024)
                                                                         ------------     ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . .       57,758,561       57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . .       32,022,032       30,164,926
     Cumulative cash distributions . . . . . . . . . . . . . . . . .      (32,600,859)     (30,643,727)
                                                                         ------------     ------------
                                                                           57,179,734       57,279,760
                                                                         ------------     ------------

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                 CONSOLIDATED BALANCE SHEETS - CONCLUDED



                                                                           June 30,       December 31,
                                                                             1995             1994
                                                                         ------------     ------------

     Total partners' capital accounts. . . . . . . . . . . . . . . .       57,057,710       57,157,736
                                                                         ------------     ------------

                                                                           66,144,985       68,386,716
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

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                            THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)


                                                 Three Months Ended                Six Months Ended
                                                       June 30                         June 30
                                             --------------------------      --------------------------
                                                1995           1994             1995           1994
                                            ------------   ------------     ------------   ------------
Income:
   Interest income . . . . . . . . . . $         848,547        937,579        1,700,199      1,677,760
   Rental income . . . . . . . . . . . .         892,634        955,820        1,816,387      1,832,597
                                            ------------   ------------     ------------   ------------
                                               1,741,181      1,893,399        3,516,586      3,510,357
                                            ------------   ------------     ------------   ------------
Expenses:
   Depreciation. . . . . . . . . . . . .         161,173        162,692          322,346        319,812
   Property operating expenses . . . . .         341,089        381,303          670,186        682,746
   Mortgage investment servicing
    fees . . . . . . . . . . . . . . . .          18,994         20,271           39,128         40,335
   Professional services . . . . . . . .          24,920         26,371           56,329         51,372
   Amortization of deferred
    expenses . . . . . . . . . . . . . .           8,002          4,294           26,759         15,624
   General and administrative. . . . . .          60,871         45,462          109,958         75,649
                                            ------------   ------------     ------------   ------------
                                                 615,049        640,393        1,224,706      1,185,538
                                            ------------   ------------     ------------   ------------

      Operating earnings . . . . . . . .       1,126,132      1,253,006        2,291,880      2,324,819





                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONCLUDED


                                                 Three Months Ended               Six Months Ended
                                                      June 30                          June 30
                                             --------------------------      --------------------------
                                                1995           1994             1995           1994
                                            ------------   ------------     ------------   ------------
   Partnership's share of operations
    of unconsolidated venture
    (note 5(a)). . . . . . . . . . . . .         50,300              --          111,858             --

   Venture partner's share of
    ventures' operations
    (note 2) . . . . . . . . . . . . . .        (145,656)      (157,879)       (329,173)       (314,513)
                                            ------------   ------------     ------------   ------------



      Net earnings . . . . . . . . . . $       1,030,776      1,095,127        2,074,565      2,010,306
                                            ============   ============     ============   ============
      Net earnings per limited
       partnership interest
       (notes 1 and 3) . . . . . . . . $           14.14          15.40            28.47          28.04
                                            ============   ============     ============   ============

      Cash distributions per
       limited partnership
       interest (note 1) . . . . . . . $           15.00          12.50            30.00          25.00
                                            ============   ============     ============   ============







                      See accompanying notes to consolidated financial statements.

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)
                                                                        1995                 1994
                                                                    ------------         ------------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . . . $            2,074,565             2,010,306
  Items not requiring cash or cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . . . . . . .              322,346               319,812
  Amortization of deferred expenses. . . . . . . . . . . .               26,759                15,624
  Partnership's share of operations of
   unconsolidated venture, net of distributions. . . . . .               18,342                    --
  Venture partners' share of ventures' operations. . . . .              329,173               314,513
Changes in:
  Interest and other receivables . . . . . . . . . . . . .              (17,186)              120,178
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .               28,769                10,128
  Deferred interest receivable . . . . . . . . . . . . . .              (85,507)              (70,826)
  Accounts payable . . . . . . . . . . . . . . . . . . . .                6,184                (9,737)
  Due to affiliates. . . . . . . . . . . . . . . . . . . .             (382,428)               (2,940)
  Accrued real estate taxes. . . . . . . . . . . . . . . .               32,748               149,639
  Other current liabilities. . . . . . . . . . . . . . . .              (18,279)              (68,773)
  Tenant security deposits . . . . . . . . . . . . . . . .              (15,541)                6,744
                                                                    ------------         ------------

     Net cash provided by operating activities . . . . . .            2,319,945             2,794,668
                                                                    ------------         ------------

Cash flows from investing activities:
  Partnership's distributions to venture partners. . . . .           (2,093,562)                   --






                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                        1995                 1994
                                                                    ------------         ------------
  Net sales and maturities (purchases) of
   short-term investments. . . . . . . . . . . . . . . . .           (3,732,378)            4,571,812
  Additions to investment property . . . . . . . . . . . .              (90,408)              (24,535)
  Partnership's contribution to unconsolidated
   venture . . . . . . . . . . . . . . . . . . . . . . . .               (3,607)                   --
  Refund of deferred costs . . . . . . . . . . . . . . . .                2,436                    --
  Collection of principal on mortgage notes
   receivable (note 5(d)). . . . . . . . . . . . . . . . .                   --               108,932
                                                                    ------------         ------------

     Net cash provided by (used in) investing
      activities . . . . . . . . . . . . . . . . . . . . .           (5,917,519)            4,656,209
                                                                    ------------         ------------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . .           (1,957,132)           (1,630,946)
  Distributions to general partners. . . . . . . . . . . .             (217,459)             (181,215)
                                                                    ------------         ------------

     Net cash used in financing activities . . . . . . . .           (2,174,591)           (1,812,161)
                                                                    ------------         ------------

     Net increase (decrease) in cash and
      cash equivalents . . . . . . . . . . . . . . . . . .           (5,772,165)            5,638,716

     Cash and cash equivalents, beginning of year. . . . .           10,278,236               793,190
                                                                   ------------          ------------
     Cash and cash equivalents, end of period. . . . . . $            4,506,071             6,431,906
                                                                   ============          ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest. . . . . . . $                   --                    --
                                                                   ============          ============




                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONCLUDED



                                                                        1995                 1994
                                                                    ------------         ------------
  Non-cash investing and financing activities:
   Balance due on mortgage note receivable (net
    of allowance for loan loss of $99,000)
    (note 5(a)). . . . . . . . . . . . . . . . . . . . . $            3,121,072                    --

   Partnership contribution to unconsolidated
    venture. . . . . . . . . . . . . . . . . . . . . . . .                3,607                    --
                                                                   ------------          ------------
   Net carrying value of investment property
    (reflected as investment in unconsolidated
    venture (note 5(a)). . . . . . . . . . . . . . . . . $            3,124,679                    --
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

                       JUNE 30, 1995 AND 1994

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

   The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP) and to consolidate the accounts of the ventures as described above.
Such adjustments are not recorded on the records of the Partnership.

                                    JMB MORTGAGE PARTNERS, LTD. - III
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   The net effect of these items is summarized as follows for the six months ended June 30:


                                                        1995                            1994
                                             ---------------------------      --------------------------
                                             GAAP Basis        Tax Basis      GAAP Basis       Tax Basis
                                            -----------      -----------     -----------     -----------
Net earnings . . . . . . . . . . . . .     $ 2,074,565        1,909,590        2,010,306       2,603,786
Net earnings per limited
 partnership interest. . . . . . . . .     $     28.47            26.22            28.04           37.69
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

   Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,702,764 at June 30, 1995 and $10,077,022 at December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

   No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

   Basic and simple interest income on mortgage notes receivable is being recognized using the effective interest method which results in a level effective yield on the outstanding principal balance. The Partnership is recognizing interest income only as collected on two of its mortgage loans (notes 5(b) and 5(d)).

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

                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)   VENTURE AGREEMENTS

   (a)  Calibre Pointe Associates

   Reference is made to Note 2(a) of Notes to Financial Statements included in the Partnership's 1994 Annual Report for a description of the former $13,250,000 loan funded 62.264% by the Partnership and 37.736% by JMB Mortgage Partners, Ltd. - IV ("Mortgage Partners - IV"), a partnership affiliated with the General Partners (jointly, the "Lenders") and secured by the Calibre Pointe Apartments located in Atlanta, Georgia.

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

   The Partnership along with its joint venture partner, through the Calibre Pointe Associates, had in 1994 entered into a non-binding letter of intent to sell its entire interest in the Calibre Pointe Apartments. The prospective purchaser and the Partnership failed to negotiate and execute a sales agreement and terminated further discussions. However, given the favorable market conditions, the Partnership continues to examine a potential sale of the property.

   (b)  North Rivers Market Associates

   Reference is made to Notes 2(b) and 5(c) of Notes to Financial
Statements included in the Partnership's 1994 Annual Report for a description of the former $17,350,000 loan funded 66.4935% by

                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the Partnership and 33.5065% by Mortgage Partners - IV (jointly, the "Lenders") and secured by the North Rivers Market investment property. Due to the significant vacancy level at the property, the borrower had made only a portion of the required interest payments for the years 1991 and 1992. In addition, in July 1992, the Lenders became aware that the borrower had not paid both the 1990 and 1991 real estate taxes when they were due, but rather had made certain arrangements with the taxing authority to make monthly installments into an escrow account held by the taxing authority until such taxes were paid in full. However, in July 1992, the county overruled the taxing authority and accelerated all amounts owed by the borrower, which made the property eligible for auction if the taxes were not paid in full. As a result, in July 1992, the Lenders exercised their rights under the mortgage document and paid the past due real estate tax payments (including interest and penalties) of approximately $390,000 of which $259,000 represented the Partnership's share. Such amount was added to the mortgage balance. Accordingly, the Lenders accelerated all amounts owed by the borrower and commenced proceedings to realize upon their security. For income tax reporting purposes, this investment continued to be accounted for as a loan until May 17, 1993 (as discussed below). Further, effective September 1, 1992, the Partnership commenced accounting for the operations of the property as if the Partnership, through a joint venture, owned the property.

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

(3)   PARTNERSHIP AGREEMENT

   Net profits of the Partnership from operations are generally allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners with the remaining net profits allocated to the Limited Partners. Any net losses from Partnership operations will be allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments will generally be allocated first to the General Partners in an

                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from any disposition of mortgage investments will be allocated to the Limited Partners. Net losses from the repayment or other disposition of mortgage investments will be allocated 97% to the Limited Partners and 3% to the General Partners.

   The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering, subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts". Distributions of "repayment proceeds" will be made 97% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deferred share of net cash flow, to be distributed 85% to the Limited Partners and 15% to the General Partners, with one-quarter of such repayment proceeds distributable to the General Partners subordinated to the receipt by the Limited Partners of a stipulated return on their current capital accounts. The remaining 3% of all distributions of repayment proceeds will be distributed to the General Partners, subject to certain limitations. Of the cumulative distributions of $32,600,859 paid to the Limited Partners through June 30, 1995, $1,780,738 represents a 7% return to certain Limited Partners through February 4, 1986 (the date of the first admittance of the Limited Partners) and a 6.25% return to certain Limited Partners from February 5, 1986 through August 31, 1986 (the date of the final admittance of the Limited Partners) during which periods the Limited Partners subscription proceeds were held in escrow.

(4)   MANAGEMENT AGREEMENTS

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

(5)   MORTGAGE NOTES RECEIVABLE

   The Partnership has participated in the funding of six participating first mortgage loans, for five shopping center properties (Spring Hill Fashion Center, Shoppes at Rivergate, North Rivers Market, Riverpoint Center, and Franklin Farm Village Center) and one apartment complex (Calibre Pointe Apartments). The Partnership has taken title to the underlying collateral for North Rivers Market and the Calibre Pointe Apartments (Note 2). Additionally, on January 1, 1995 the Partnership, Mortgage Partners, Ltd. ("Mortgage Partners"), and Mortgage Partners, Ltd. - II ("Mortgage Partners - II"), partnerships affiliated with the General Partner, and jointly called the "lenders" in-substance foreclosed on the mortgage loan secured by the Spring Hill Fashion Center. Subsequently, in early May of 1995 the Lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure (Note 5(a)). Generally, the remaining mortgage agreements provide for basic interest payable monthly at certain specified interest rates along with annual simple accrued interest (deferred until maturity) at rates ranging from 2% to 3% per annum and for additional interest in an amount equal to a percentage of the gross receipts of the properties in excess of certain specified levels and an amount equal to a percentage of the subsequent increases in the value of the underlying properties in excess of certain specified levels. Any payments of additional interest made by the borrowers will be used to offset, on a dollar-for-dollar basis, the borrowers' obligations to pay simple accrued interest.

   (a)  Spring Hill Fashion Center, West Dundee, Illinois

   Reference is made to Note 5(a) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of the loan. Through October 1988, the total amount funded under this loan was $10,030,000 (of which the Partnership's share was $3,264,765 (32.55%)). The other two participating lenders are JMB Mortgage Partners, Ltd.- I and JMB Mortgage Partners, Ltd.-II (jointly the "Lenders"), both of which are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were currently to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned

                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

   Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $485,800) and the principal balance of the loan ($3,264,765), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, for financial reporting purposes, suspended the accrual of the simple accrued interest (which is payable at maturity) effective December 1, 1991 and made provisions for loan loss of $281,000 in 1992, $154,000 in 1993 and $99,000 in
1994, bringing the total provision for loan loss to $534,000, which is reflected in the accompanying consolidated balance sheet at December 31, 1994.

   The borrower defaulted in its scheduled basis interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December, 1994. An affiliate of the lenders took control of the property's funds in January 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in an unconsolidated joint venture. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $757,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.

   Occupancy at the shopping center remained at 94% at June 30, 1995, unchanged from March 31, 1995. However, a major tenant, which occupies approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection has informed the Partnership that it does not intend to exercise its renewal option when its current lease expires in October 1995. Due to the competitive conditions in this market, re-leasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short-term.

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

   In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shoppes at Rivergate. The portion of the shopping center undamaged by the tornado has continued to operate. The damaged portion of the center will be repaired, but none of the tenants affected by the tornado have been able to reopen. It is expected that substantially all of the loss, including any loss caused by business interruption, will be covered by the borrower's insurance, and the borrower plans on rebuilding the damaged portions of the center as soon as possible. Therefore, as of the date of this report, the borrower is current with all payments due to the Partnership. Due to these facts, the Partnership has not provided for any additional loan loss as a result of the tornado. As a result of the damage, one of the tenants exercised a right to terminate its lease. None of the other tenants affected by the tornado have this right. However, there can be no assurances that the damage caused by the tornado will not have an adverse impact on the loan or the center as collateral for the loan.

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

   Due to the uncertainty of the realization of the simple accrued interest recognized through December 31, 1991 ($431,065) and the principal balance of the loan ($12,509,989), the Partnership had, as a matter of prudent accounting practice, made a provision for loan loss on the deferred interest receivable as of December 31, 1991 in the amount of $431,065.
In addition, effective January 1, 1992, the Partnership is recognizing interest income only as collected.

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

                  JMB MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   In November 1994, the Lenders finalized an agreement with the borrower to fund the acquisition of an outparcel adjacent to the center. The Lenders provided permanent financing of approximately $659,000 (of which the Partnership's share was approximately $222,000) including 90% of the closing costs, toward the acquisition by the borrower of the outparcel land and improvements. The loan bears basic interest payable monthly at the rate of 9% per annum during the first four loan years of this funding and 10% per annum thereafter through maturity in November, 2001. This represented the second subsequent funding on this mortgage loan, which leaves approximately $1,791,000 (of which the Partnerships' share is approximately $604,000) available to the borrower to fund future expansion or purchase options. There can be no assurance, however, that terms and conditions for additional subsequent fundings will be met and, therefore, it is possible that additional subsequent fundings will not be made or will be less than the maximum principal amount.

   In June, 1994, the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $108,933). These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales in 1993, the seller was required to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed above.

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

                    MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   The Corporate General Partner received $130,164 from the borrower as fees for JMB's services in processing, reviewing and arranging the loan and is entitled to receive additional fees in the event there are subsequent fundings to this loan. The portions of such fees which are attributable to the Partnership's participation in the loan constitute Mortgage Investment Application Fees (see note 6).

(6)   TRANSACTIONS WITH AFFILIATES

   Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the three months ended June 30, 1995 and 1994, are as follows:
                                                          Unpaid at
                                                           June 30,
                                   1995        1994         1995
                                 --------    --------     ---------
Mortgage investment
 servicing fees. . . . . .    $    39,128      40,335        18,994
Property management
 fees. . . . . . . . . . .         52,757      86,569         9,770
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .            432         422           272
                                 --------    --------      --------
                              $    92,317     127,346        29,036
                                 ========    ========      ========

   The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of certain officers and employees of the Corporate General Partner and its affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, and through the six months ended June 30, 1995 such reimbursable costs aggregated $77,513 and $37,258 respectively, all of which were paid at June 30, 1995.

   Subsequent to June 30, 1995, the Managing General Partner of the Partnership has determined to use an independent third-party or parties to perform certain of these administrative services beginning in late 1995. Use of a third-party, rather than reimbursement to the Managing General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.

   The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees at June 30, 1995 aggregated $754,248, of which $18,994 was unpaid at June 30, 1995.
                                 22


                    MORTGAGE PARTNERS, LTD. - III
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

   The Corporate General Partners and its affiliates are entitled to property management fees for the North Rivers Market Shopping
Center. In 1995, such fees aggregated $52,757, of which $9,770 was unpaid at June 30, 1995.

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

   The General Partners have previously deferred payment of certain of their distributions of net cash flow from the Partnership. During February 1993, the Partnership paid previously deferred distributions of approximately $317,000 to the General Partners. The remaining cumulative amount of such deferred distributions aggregated $679,727 at June 30, 1995, all of which is being deferred in accordance with the subordination requirements of the Partnership Agreement. The aggregate amount deferred, including the above-noted subordinated distributions, is approximately $10 per Interest. All amounts deferred or currently payable do not bear interest.

(7)   SELECTED FINANCIAL INFORMATION

   Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for Shoppes at Rivergate, Riverpoint
Center and Franklin Farm Village Center shopping centers for the six months ended June 30, 1995 and 1994. Such properties secure the participating first mortgage investments made by the Partnership.
                                            1995           1994
                                         ----------     ----------

Total revenues . . . . . . . . . . .    $ 4,053,636      3,925,489
                                         ==========     ==========
Net income (loss). . . . . . . . . .    $   164,544       (174,700)
                                         ==========     ==========
(8)   ADJUSTMENTS

       In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At June 30, 1995, the Partnership had cash and cash equivalents of approximately $4,506,071. Such funds and short-term investments of approximately $4,126,000 will be utilized for future distributions to partners, for working capital reserves and for additional amounts expected to be funded under the participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia as described in Note 5(d). In the second quarter of 1995, the Partnership's consolidated ventures distributed approximately $5,838,000 to the Partnership and Mortgage Partners-IV, the affiliated joint venture partnership ($3,744,000 and $2,094,000 respectively). These amounts represent the previously undistributed operating cash flows from Calibre Pointe Associates and North Rivers Market Associates. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $229,000 for capital expenditures. The Partnership's share of such items is currently budgeted to be approximately $148,000. The capital expenditures for its unconsolidated venture (the Partnership's mortgage investment in Spring Hill Fashion Center, deemed to be in-substance foreclosed as of January 1, 1995 as discussed below) is currently budgeted to be approximately $315,000 in 1995. The Partnerships share of such items is currently budgeted to be approximately $102,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for future short-term and long-term liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's participating first mortgage loan investments. However, reference is made to Notes 5(a), 5(b) and 5(c) concerning the suspension of certain interest accruals and the provision for loan losses on the loans secured by Spring Hill Fashion Center, Shoppes at Rivergate and Riverpoint Shopping Center, located in West Dundee, Illinois, Goodlettsville, Tennessee and Chicago, Illinois respectively and Note 5(a) regarding the in-substance foreclosure on the loan secured by Spring Hill Fashion Center in 1995.

   Additional sources of both short-term and long-term liquidity and distributions are expected to be from net cash generated by the Partnership's investment properties, the Calibre Pointe Apartments, the North Rivers Market Shopping Center and the Spring Hill Fashion Center, and from the sale of such investments. Reference is made to Notes 2 and 5(a) for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to these properties. The operations of the properties are expected to provide a current return which is significantly less than the interest payments due under the original mortgage loans.

   Based upon the determination of the Corporate General Partner, the Partnership has, commencing with the fourth quarter of 1994, increased the distribution to $15.00 per $1,000 Interest per quarter from its previous level of $12.50 per $1,000 Interest.

   An additional source of both future short-term and long-term liquidity and distributions is expected to be from net cash generated by the Spring Hill Fashion Center investment property and from the sale of such investment. Reference is made to Note 5(a) regarding the suspension of certain interest accruals and the provisions for loan loss on the loan secured by the Spring Hill Fashion Center located in West Dundee, Illinois. Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $485,800) and the principal balance of this loan ($3,264,765), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, has, for financial reporting purposes, suspended the accrual of the simple accrued interest (which is payable at maturity) effective December 1, 1991 and made provisions for loan loss of $281,000 in 1992, $154,000 in 1993 and $99,000 in 1994, bringing the total provision for loan loss to $534,000, which is reflected in the accompanying financial statements. Reference is also made to Note 5(a) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership has considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in an unconsolidated joint venture. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership will not recognize any material gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 5(a)). For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $757,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 94% at June 30, 1995, unchanged from March 31, 1995. However, a major tenant, F&M Distributors ("F&M") which occupies 30,000 square feet (approximately 24%) of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection, has informed the lenders (including the Partnership) that it does not intend to exercise its renewal options when its current lease expires in October 1995. Due to the competitive conditions in this market, releasing time and expense could be substantial when this tenant vacates, which will further reduce cash flow from this investment to the Partnership in the short term. The Partnership is currently evaluating its long-term strategy with respect to this real estate investment. The manager of the property is marketing the vacant space, and it will most likely be difficult to sell this property prior to the re-leasing of the F&M space.

   In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shoppes at Rivergate. The portion of the shopping center undamaged by the tornado has continued to operate. The damaged portion of the center will be repaired, but none of the tenants affected by the tornado have been able to reopen. It is expected that substantially all of the loss, including any loss caused by business interruption, will be covered by the borrower's insurance, and the borrower plans on rebuilding the damaged portions of the center as soon as possible. Therefore, as of the date of this report, the borrower is current with all payments due to the Partnership. Due to these facts, the Partnership has not provided for any additional loan loss as a result of the tornado. As a result of the damage, one of the tenants exercised a right to terminate its lease. None of the other tenants affected by the tornado have this right. However, there can be no assurances that the damage caused by the tornado will not have an adverse impact on the loan or the center as collateral for the loan.

   The Partnership along with its joint venture partner, through Calibre Pointe Associates, had 1994 entered into a non-binding letter of intent to sell its entire interest in the Calibre Pointe Apartments. The prospective purchaser and the Partnership failed to negotiate and execute a sales agreement and terminated further discussions. However, given the favorable market conditions, the Partnership continues to examine a potential sale of the property.

   In June, 1994 the Lenders (including the Partnership) received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $108,933) of the mortgage loan at Franklin Farm Village Center. These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales in 1993, the seller was required to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed in Note 5(d). In November 1994, the Lenders finalized an agreement with the borrower to fund the acquisition of an outparcel and improvements adjacent to the center. The Lenders provided permanent financing of approximately $659,000 (of which the Partnership's share was approximately $222,000), including 90% of the closing costs, toward the acquisition by the borrower of the outparcel land and improvements. The loan bears basic interest payable monthly at the rate of 9% per annum for the first four loan years of this funding and 10% per annum thereafter through maturity in November, 2001. This represented the second subsequent funding on this mortgage loan, which leaves approximately $1,791,000 (of which the Partnership's share is approximately $604,000) available to the Borrower to fund future expansion or purchase options. One of the center's tenants, a major oil company, continues to explore the extent of the possible damage caused by a leak at one of its gasoline pumps in late 1993. The borrower is monitoring the situation closely and does not believe it will have a material impact on the value of the center.

   Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 80% at June 30, 1995, unchanged from March 31, 1995. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease- up of the center and result in a decrease in cash flow from operations over the near term. Hechinger's, who vacated its store, which it owns, in 1989 continues to attempt to lease the remaining vacancy in its store to other suitable retailers. However, in early 1995, a tenant (Sportstown) that occupied part of the vacated Hechinger's space filed for protection under Chapter 11 of the bankruptcy code. This event is not expected to have a material impact on future income generated from the property.

   As a result of its filing for protection under Chapter 11 of the bankruptcy code, the Herman's Sporting Goods store at Riverpoint Center vacated its space in the third quarter of 1993. The borrower has re-leased the space to a restaurant which opened in September 1993. In addition, Herman's Sporting Goods closed its stores at North Rivers Market Shopping Center and at the Shoppes at Rivergate during the second quarter of 1993. The borrower at the Shoppes at Rivergate has re-leased this space to several smaller tenants in 1994, while the space at the North Rivers Market Shopping Center remains vacant as of the date of this report.


RESULTS OF OPERATIONS

   The aggregate decrease in cash and cash equivalents and short-term investments, and the related decrease in Venture partner's equity in ventures at June 30, 1995 as compared to December 31, 1994 is primarily due to the payment of approximately $2,094,000 to the Venture partner for its share of previously undistributed cash flows related to the Calibre Pointe Apartments and North Rivers market Shopping Center as discussed above. Additionally the increase in short-term investments and corresponding decrease in cash and cash equivalents at June 30, 1995 as compared to December 31, 1994 is due to an increase of the Partnership's U.S. Government obligations classified as short-term investments at June 30, 1995 rather than as cash equivalents at December 31, 1994.

   The decrease in prepaid expenses at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain property operating expenses (including insurance premiums) at certain of the Partnership's investment properties.

   The decrease in mortgage notes receivable and increase in investment in unconsolidated venture, at equity at June 30, 1995 as compared to December 31, 1994 and the increase in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is a result of the foreclosure of the mortgage loan secured by the Spring Hill Fashion Center as more fully described in Note 5(a).

   The increase in deferred interest receivable at June 30, 1995 as compared to December 31, 1994 is due to the continuing deferral of additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farms Village
Center (Note 5(d)).

   The decrease in due to affiliates at June 30, 1995 as compared to December 31, 1994 is a result of the distribution of the $337,250 of proceeds from the drawn letters of credit secured by the Spring Hill Fashion Center to the other two participating lenders (Note 5(a)).

   The increase in accrued real estate taxes at June 30, 1995 as compared to December 31, 1994 is due primarily to the timing of real estate tax payments at Calibre Pointe Apartments and North
Rivers Market Shopping Center.

   The decrease in other liabilities at June 30, 1995 as compared to December 31, 1994 is due to the timing of a payment made from deposits held for real estate taxes for the Shoppes at Rivergate.

   Interest income decreased for the three months ended June 30, 1995 as compared to the same period in 1994 primarily due to a lower average investment in U.S. Government obligations due to the payment of previously undistributed cash flows to the venture partner in the second quarter as discussed above and the recording of the Spring Hill loan as in investment in unconsolidated venture (Note 2(a)).

   The decrease in rental income and Venture partner's share of venture operations for the three months ended June 30, 1995 as compared to the same period in 1994 is primarily due to tenant billing adjustments related to tenant recoveries in 1995 at the North Rivers Market Shopping Center and a decrease in occupancy for both the Calibre Pointe Apartments and North Rivers Market Shopping Center in 1995. This is partially offset by an increase average rents at the Calibre Pointe Apartments, resulting in an increase in Venture partner's share of venture operations for the six months ended June 30, 1995 as compared to the same period in 1994.

   The decrease in property operating expenses for the three months ended June 30, 1995 as compared to the same period in 1994 is primarily the result of higher bad debt expense recorded in 1994 related to certain tenants at the North Rivers Shopping Center.

PART II. OTHER INFORMATION

ITEM 5. Other Information

   The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                            1994                          1995
                                                 -------------------------     -------------------------
                                                 AT      AT     AT     AT      AT      AT     AT     AT
                                                3/31    6/30   9/30  12/31    3/31    6/30   9/30  12/31
                                               -----   -----  -----  -----   -----   -----  -----  -----
1.  Calibre Pointe Apartments
      Atlanta, Georgia . . . . . . . . . .       96%     97%    99%    97%     98%     90%

2.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina . . . . . . . . . . .       88%     88%    87%    88%     80%     80%

3.  Spring Hill Fashion Center
      Shopping Center
      West Dundee, Illinois. . . . . . . .       N/A     N/A    N/A    N/A     94%     94%

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

       27.    Financial Data Schedule

  (b)  No reports on Form 8-K have been filed for the quarter covered by this report.
                                 31


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


                           JMB MORTGAGE PARTNERS, LTD. - III

                           BY:  JMB Realty Corporation
                                (Corporate General Partner)




                                By:    Gailen J. Hull,
                                       Senior Vice President
                                Date:  August 9, 1995



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                       Gailen J. Hull
                                       Principal Accounting Officer
                                Date:  August 9, 1995























                                 32