Form 10-Q
period 1995-09-30
JMB MORTGAGE PARTNERS LTD III
filed 1995-11-13
CIK 763820

Securities and Exchange Commission

450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  JMB Mortgage Partners, Ltd.-III
     Commission File No. 0-16253
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended September 30, 1995.

Thank you.

Very truly yours,

JMB MORTGAGE PARTNERS, LTD.- III

By:  JMB Realty Corporation
     Corporate General Partner



     By:
          _______________________________
          Gailen J. Hull
          Senior Vice President and
          Principal Accounting Officer

GJH:et

Enclosures



              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter                  Commission file number 0-16253
ended September 30, 1995


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















                               1


                       TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . 3

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . .24



PART II    OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . .30

Item 6.    Exhibits and Reports on Form 8-K. . . . . .31






































PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                           (UNAUDITED)

                                             ASSETS
                                                                   September 30,   December 31,
                                                                       1995            1994
                                                                   ------------    ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .$       8,550,107      10,278,236
  Short-term investments (note 1). . . . . . . . . . . . . . .          139,526         393,123
  Interest and other receivables . . . . . . . . . . . . . . .          176,607         329,057
  Due from affiliates. . . . . . . . . . . . . . . . . . . . .          151,607              --
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .           41,789          28,769
                                                                   ------------    ------------
     Total current assets. . . . . . . . . . . . . . . . . . .        9,059,636      11,029,185

Investment property (note 2)
  Land. . . . . . . . . .  . . . . . . . . . . . . . . . . . .        9,561,468      10,434,411
  Building and improvements. . . . . . . . . . . . . . . . . .       13,657,635      14,933,079
                                                                   ------------    ------------
                                                                     23,219,103      25,367,490

  Less accumulated depreciation. . . . . . . . . . . . . . . .       (2,167,358)     (1,683,840)
                                                                   ------------    ------------
     Total investment property, net of depreciation. . . . . .       21,051,745      23,683,650

Mortgage notes receivable (net of allowance for loan loss of
 $0 in 1995 and $99,000 in 1994 (note 5)). . . . . . . . . . .       29,397,026      32,518,098
Deferred interest receivable (net of allowances for
 loan loss of $1,691,218 in 1995 and $2,125,761 in 1994
 (note 5)) . . . . . . . . . . . . . . . . . . . . . . . . . .        1,061,007         935,250
Investment in unconsolidated venture, at equity (note 5(a)). .        3,171,195              --
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .          183,376         220,533
                                                                   ------------    ------------
                                                                     63,923,985      63,386,716
                                                                   ============    ============

                                JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                             CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                   September 30,   December 31,
                                                                       1995            1994
                                                                   ------------    ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .$          81,924          59,349
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . .           45,184         411,464
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .          170,484         143,943
  Other current liabilities. . . . . . . . . . . . . . . . . .          136,688         139,349
                                                                   ------------    ------------
     Total current liabilities . . . . . . . . . . . . . . . .          434,280         754,105
                                                                   ------------    ------------
  Tenant security deposits . . . . . . . . . . . . . . . . . .           23,357          37,638
                                                                   ------------    ------------
  Commitments and contingencies (notes 2, 4 and 5)

     Total liabilities . . . . . . . . . . . . . . . . . . . .          457,637         791,743
                                                                   ------------    ------------

Venture partner's equity in ventures (note 2). . . . . . . . .        8,040,420      10,437,237
Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . .            1,000           1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . .        2,730,964       2,404,776
     Cumulative cash distributions . . . . . . . . . . . . . .       (2,853,988)     (2,527,800)
                                                                   ------------    ------------
                                                                       (122,024)       (122,024)
                                                                   ------------    ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . .       57,758,561      57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . .       31,368,816      30,164,926
     Cumulative cash distributions . . . . . . . . . . . . . .      (33,579,425)    (30,643,727)
                                                                   ------------    ------------
                                                                     55,547,952      57,279,760
                                                                   ------------    ------------

                                JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                             CONSOLIDATED BALANCE SHEETS - CONCLUDED



                                                                   September 30,   December 31,
                                                                       1995            1994
                                                                   ------------    ------------

     Total partners' capital accounts. . . . . . . . . . . . .       55,425,928      57,157,736
                                                                   ------------    ------------

                                                                     63,923,985      68,386,716
                                                                   ============    ============
























                  See accompanying notes to consolidated financial statements.

                                JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                           (UNAUDITED)


                                           Three Months Ended             Nine Months Ended
                                              September 30                  September 30
                                       --------------------------    --------------------------
                                            1995         1994             1995         1994
                                        ------------ ------------     ------------ ------------
Income:
  Interest income. . . . . . . . . $         834,164      894,511        2,534,363    2,572,271
  Rental income. . . . . . . . . . .         924,587      854,557        2,740,974    2,687,154
                                        ------------ ------------     ------------ ------------
                                           1,758,751    1,749,068        5,275,337    5,259,425
                                        ------------ ------------     ------------ ------------
Expenses:
  Depreciation . . . . . . . . . . .         161,172      159,906          483,518      479,718
  Property operating expenses. . . .         391,889      347,702        1,062,075      990,113
  Mortgage investment servicing
   fees. . . . . . . . . . . . . . .          18,524       20,441           57,652       60,776
  Professional services. . . . . . .           7,259          276           63,588       51,648
  Amortization of deferred
   expenses. . . . . . . . . . . . .           7,961        7,811           34,720       23,435
  General and administrative . . . .         113,718       42,435          223,676      158,419
  Provision for value impairment . .       2,300,000          --         2,300,000          --
                                        ------------ ------------     ------------ ------------
                                           3,000,523      578,571        4,225,229    1,764,109
                                        ------------ ------------     ------------ ------------

     Operating earnings (loss) . . .      (1,241,772)   1,170,497        1,050,108    3,495,316




                                JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF OPERATIONS - CONCLUDED


                                           Three Months Ended            Nine Months Ended
                                              September 30                 September 30
                                       --------------------------    --------------------------
                                            1995         1994             1995         1994
                                        ------------ ------------     ------------ ------------
  Partnership's share of operations
   of unconsolidated venture
   (note 5(a)) . . . . . . . . . . .         64,858            --          176,716          --

  Venture partner's share of
   ventures' operations
   (note 2). . . . . . . . . . . . .        632,427      (133,355)         303,254     (447,868)
                                        ------------ ------------     ------------ ------------



     Net earnings (loss) . . . . . $       (544,487)    1,037,142        1,530,078    3,047,448
                                        ============ ============     ============ ============
     Net earnings (loss) per
      limited partnership interest
      (notes 1 and 3). . . . . . . $         (10.02)        14.51            18.45        42.55
                                        ============ ============     ============ ============

     Cash distributions per
      limited partnership
      interest (note 1). . . . . . $          15.00         12.50            45.00        37.50
                                        ============ ============     ============ ============







                  See accompanying notes to consolidated financial statements.

                                JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                           (UNAUDITED)
                                                                  1995               1994
                                                              ------------       ------------
Cash flows from operating activities:
Net earnings . . . . . . . . . . . . . . . . . . . . $          1,530,078           3,047,448
  Items not requiring cash or cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . . . . .            483,518             479,718
  Amortization of deferred expenses. . . . . . . . . .             34,720              23,435
  Provision for value impairment . . . . . . . . . . .          2,300,000                  --
  Partnership's share of operations of
   unconsolidated venture, net of distributions. . . .            (46,516)
  Venture partners' share of ventures' operations. . .           (303,254)            447,868
Changes in:
  Interest and other receivables . . . . . . . . . . .            152,450             269,170
  Due from affiliates. . . . . . . . . . . . . . . . .           (151,607)                 --
  Prepaid expenses . . . . . . . . . . . . . . . . . .            (13,020)            (37,395)
  Deferred interest receivable . . . . . . . . . . . .           (125,757)           (106,098)
  Accounts payable . . . . . . . . . . . . . . . . . .             22,575              (6,828)
  Due to affiliates. . . . . . . . . . . . . . . . . .           (366,280)             43,883
  Accrued real estate taxes. . . . . . . . . . . . . .             26,541             158,043
  Other current liabilities. . . . . . . . . . . . . .             (2,661)            (41,350)
  Tenant security deposits . . . . . . . . . . . . . .            (14,281)              7,475
                                                              ------------       ------------

     Net cash provided by operating activities . . . .           3,526,506          4,197,603
                                                              ------------       ------------

Cash flows from investing activities:




                                JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1995               1994
                                                              ------------       ------------
  Partnership's distributions to venture partners. . .         (2,093,561)                --
  Net sales and maturities (purchases) of
   short-term investments. . . . . . . . . . . . . . .            253,597          (1,842,386)
  Additions to investment property . . . . . . . . . .           (151,614)           (108,746)
  Partnership's contribution to unconsolidated
   venture . . . . . . . . . . . . . . . . . . . . . .             (3,607)                --
  Refund of deferred costs . . . . . . . . . . . . . .              2,436                 --
  Collection of principal on mortgage notes
   receivable (note 5(d)). . . . . . . . . . . . . . .                --              108,932
                                                              ------------       ------------

     Net cash used in investing
      activities . . . . . . . . . . . . . . . . . . .         (1,992,749)         (1,842,200)
                                                              ------------       ------------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . .         (2,935,698)         (2,446,419)
  Distributions to general partners. . . . . . . . . .           (326,188)           (271,823)
                                                              ------------       ------------

     Net cash used in financing activities . . . . . .         (3,261,886)         (2,718,242)
                                                              ------------       ------------

     Net decrease in cash and
      cash equivalents . . . . . . . . . . . . . . . .         (1,728,129)           (362,839)

     Cash and cash equivalents, beginning of year. . .         10,278,236             793,190
                                                             ------------        ------------
     Cash and cash equivalents, end of period. . . . $          8,550,107             430,351
                                                             ============        ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest. . . . . $                --                   --
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

                  SEPTEMBER 30, 1995 AND 1994

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


(1)  BASIS OF ACCOUNTING

  The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Calibre Associates and North Rivers Market Associates (note 2). The effect of all the transactions between the Partnership and its ventures has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying financial statements in 1995 with respect to the Partnership's interest in Spring Hill Fashion Center (note 5(a)).
Accordingly, the accompanying financial statements do not include the accounts of Spring Hill Fashion Center.

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



















                               JMB MORTGAGE PARTNERS, LTD. - III
                                     (A LIMITED PARTNERSHIP)
                                    AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  The net effect of these items is summarized as follows for the nine months ended September 30:


                                                    1995                          1994
                                       ---------------------------    --------------------------
                                         GAAP Basis      Tax Basis      GAAP Basis     Tax Basis
                                        -----------    -----------     -----------   -----------
Net earnings . . . . . . . . . . .     $  1,530,078      3,206,404       3,047,448     3,905,679
Net earnings per limited
 partnership interest. . . . . . .     $      18.45          44.15           42.55         56.54
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

  Certain reclassifications have been made to the 1994 financial statements in order to conform with the 1995 presentation.

  Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($7,475,135 at September 30, 1995 and $10,077,022 at
December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

  Provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the North Rivers Market investment property through future operations or sale as the Partnership has shortened its intended holding period for this investment to no later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, has recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the venture partner and is reflected in venture partner's share of venture operations). Such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market to its then estimated recoverable value.

(2)  VENTURE AGREEMENTS

  (a)  Calibre Associates

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









               JMB MORTGAGE PARTNERS, LTD. - III
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  Due to competitive market conditions, the borrower defaulted in 1991 on the mortgage note and the Lenders obtained legal title to the property. The Lenders contributed the property to a newly formed joint venture (Calibre Associates) to own and operate the complex. The terms of the venture agreement provide, in general, that the benefits of ownership, including tax effects, net cash receipts, sale proceeds and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and Mortgage Partners - IV in proportion to their respective capital contributions to the venture (62.264% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its estimated fair value. The Partnership is currently examining a potential sale of the property.

  (b)  North Rivers Market Associates

  Reference is made to Notes 2(b) and 5(c) of Notes to Financial Statements included in the Partnership's 1994 Annual Report for a description of the former $17,350,000 loan funded 66.4935% by the Partnership and 33.5065% by Mortgage Partners - IV (jointly, the "Lenders") and secured by the North Rivers Market investment property. Due to the significant vacancy level at the property, on May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners- IV own 66.4935% and 33.5065% each respectively. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. An affiliate assumed management of the property under an agreement which provides for a fee computed as 6% of gross income of the property. The Partnership as a matter of prudent accounting practice, has recorded a provision for value impairment at September 30, 1995 in the amount of $2,300,000 (of which $770,000 has been allocated to the venture partner). Reference is made to Note 1.




               JMB MORTGAGE PARTNERS, LTD. - III
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  PARTNERSHIP AGREEMENT

  Net profits of the Partnership from operations are generally allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners with the remaining net profits allocated to the Limited Partners. Any net losses from Partnership operations will be allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments will generally be allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from any disposition of mortgage investments will be allocated to the Limited Partners. Net losses from the repayment or other disposition of mortgage investments will be allocated 97% to the Limited Partners and 3% to the General Partners.

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

(5)  MORTGAGE NOTES RECEIVABLE

  The Partnership has participated in the funding of six participating first mortgage loans, for five shopping center properties (Spring Hill Fashion Center, Shops at Rivergate, North Rivers Market, Riverpoint Center, and Franklin Farm Village Center) and one apartment complex (Calibre Pointe Apartments). The Partnership has taken title to the underlying collateral for North Rivers Market and the Calibre Pointe Apartments (Note 2). Additionally, on January 1, 1995 the Partnership, Mortgage Partners, Ltd. ("Mortgage Partners"), and Mortgage Partners, Ltd. - II ("Mortgage Partners - II"), partnerships affiliated with the General Partner, and jointly called the "lenders" in-substance foreclosed on the mortgage loan secured by the Spring Hill Fashion Center. Subsequently, in early May of 1995 the Lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure (Note 5(a)). Generally, the remaining mortgage agreements provide for basic interest payable monthly at certain specified interest rates along with annual simple accrued interest (deferred until maturity) at rates ranging from 2% to 3% per annum and for additional interest in an amount equal to a percentage of the gross receipts of the properties in excess of certain specified levels and an amount equal to a percentage of any subsequent increases in the value of the underlying properties in excess of certain specified levels. Any payments of additional interest made by the borrowers will be used to offset, on a dollar-for-dollar basis, the borrowers' obligations to pay simple accrued interest.

  (a)  Spring Hill Fashion Center, West Dundee, Illinois

  Reference is made to Note 5(a) of Notes to Financial Statements contained in the Partnership's 1994 Annual Report for a description of the terms of the loan. Through October 1988, the total amount funded under this loan was $10,030,000 (of which the Partnership's share was $3,264,765 (32.55%)). The other two participating lenders are JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd.-II (jointly the "Lenders"), both of which are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988,

               JMB MORTGAGE PARTNERS, LTD. - III
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

two $250,000 irrevocable and unconditional letters of credit (which were currently to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

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

  The borrower defaulted in its scheduled basis interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December, 1994. An affiliate of the lenders took control of the property's funds in January 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in an unconsolidated joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss, as described above. For Federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $757,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan.









               JMB MORTGAGE PARTNERS, LTD. - III
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


  Occupancy at the shopping center was at 92% at September 30, 1995, down from 94% at June 30, 1995. However, a major tenant, which occupied approximately 24% of the leasable space at the property and who is currently operating under Chapter 11 bankruptcy protection has informed the Partnership that it did not intend to exercise its renewal option when its current lease expired in October 1995, and has since vacated its space, thereby reducing the occupancy at the property to 68%. The Partnership is currently holding discussions with a potential replacement tenant for this space. Due to the competitive conditions in this market, re-leasing time and expense could be substantial to replace this major tenant which will further reduce cash flow from this investment to the Partnership in the short-term. Further, this property will most likely be difficult to sell prior to the re-leasing of this space.

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

  Due to the uncertainty of the realization of the simple accrued interest recognized through December 31, 1993 (approximately $1,920,000) and the principal balance of the loan ($12,000,000), the Partnership, as a matter of prudent accounting practice, made a provision for loan loss as of December 31, 1993 in the amount of $1,260,152. No additional provision for loan loss has been deemed necessary for 1994 or thru the date of this report. In addition, effective December 1, 1993, the Partnership is recognizing interest income only as collected. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.

  In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shops at Rivergate. The portion of the shopping center undamaged by the tornado has continued to operate. The damaged portion of the center will be repaired, but none of the tenants affected by the tornado have , to date, been able to reopen. As a result of the damage, one of the tenants, Michael's (15,418 sq. ft.), exercised its right to terminate their lease. None of the other tenants affected by the tornado have this right, this space has been subsequently released. It is expected that substantially all of the loss, including any loss caused by business interruption, will be covered by the borrower's insurance. The borrower has started rebuilding the damaged portions of the center with funds provided by the insurance company. Total costs to repair the


               JMB MORTGAGE PARTNERS, LTD. - III
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


center are estimated to be approximately $1,200,000 of which approximately $250,000 has been spent as of September 30, 1995. Therefore, as of the date of this report, the borrower is current with all payments due to the Partnership. Due to these facts, the Partnership has not provided for any additional loan loss as a result of the tornado. However, there can be no assurances that the damage caused by the tornado will not have an adverse impact on the loan or the center as collateral for the loan.

  (c)  Riverpoint Center, Chicago, Illinois

  In August, 1989, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $29,250,000. The Partnership had committed to fund a maximum of $13,050,000 or approximately 44.6% of this loan. The remaining portion of the loan was funded by Mortgage Partners-IV, and IDS Life Account RE, the latter an entity advised by an affiliate of the General Partners (jointly the "Lenders"). The Lenders do not intend to fund any additional amounts beyond the 28,039,630 (12,509,989, by the Partnership) now funded. The loan is secured by a first mortgage on a shopping center known as Riverpoint Center, located in Chicago, Illinois. The ten-year loan currently bears basic interest at the rate of 8.884% per annum for the first loan year, 8.75% per annum for loan years two and three, increasing .50% per annum in the fourth and .25% per annum in the seventh loan year to a maximum rate of 9.50% per annum, payable monthly in advance.

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

  The Silo Electronic store (12,100 sq.ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrowers have a letter of intent from a prospective tenant to lease the space for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The Lenders are considering the borrower's request. As of the date of this report, certain escrow payments and participation interest are due to the Lender: however the borrower is current in its monthly debt service payments.






               JMB MORTGAGE PARTNERS, LTD. - III
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  (d)  Franklin Farm Village Center, Fairfax County, Virginia

  In December 1991, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $16,600,000. The Partnership has committed to fund a maximum of $5,600,000 or approximately 33.7% of the loan. The other lender is Mortgage Partners-IV, (jointly the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Franklin Farm Village Center (the "Center") located in Fairfax County, Virginia. The Lenders have cumulatively funded approximately $14,809,000 as of September 30, 1995 of which the Partnership's share is approximately $4,996,000. Up to an additional $1,791,000 (of which the Partnership's share is $603,600) may be funded if the borrower elects to pursue certain expansion/purchase options with respect to the land surrounding the existing center and its parking lot. There can be no assurance, however, that terms and conditions for additional subsequent fundings will be met and, therefore, it is possible that additional subsequent fundings will not be made or will be less than the maximum principal amount.

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

  In late 1993, the Lenders were informed by the borrower that an underground gasoline tank experienced a gasoline leak at the property. The tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner. In addition, the Lenders were informed that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time, it is not determinable what the cost of the clean up will be. In addition, at this time, the Lenders believe the value of the borrower's property has not been materially affected.
Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leaks as reported, will not have a material impact on the value of the Lenders' security in the future. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.





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

(6)  TRANSACTIONS WITH AFFILIATES

  Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994, are as follows:
                                                    Unpaid at
                                                    September
                                                       30,
                               1995        1994       1995
                             --------    --------   ---------
Mortgage investment
 servicing fees. . . . .    $  57,652      60,776      37,518
Property management
 fees. . . . . . . . . .       73,678     201,961       7,666
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . .        1,255       1,142         --
                             --------    --------    --------
                            $ 132,585     263,879      45,184
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



affiliates while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, and through the nine months ended September 30, 1995 such reimbursable costs aggregated $77,513 and $132,350 respectively, all of which were paid at September 30, 1995.

  The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995.
Use of such third parties is not expected to have a material effect on the operations of the Partnership.

  The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees at September 30, 1995 aggregated $772,772, of which $37,518 was unpaid at September 30, 1995.

  The Corporate General Partners and its affiliates are entitled to property management fees for the North Rivers Market Shopping
Center. In 1995, such fees aggregated $73,678, of which $7,666 was unpaid at September 30, 1995.

  The General Partners have previously deferred payment of certain of their distributions of net cash flow from the Partnership. During February 1993, the Partnership paid previously deferred distributions of approximately $317,000 to the General Partners. The remaining cumulative amount of such deferred distributions aggregated $679,727 at September 30, 1995, all of which is being deferred in accordance with the subordination requirements of the Partnership Agreement.

                 MORTGAGE PARTNERS, LTD. - III
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  SELECTED FINANCIAL INFORMATION

  Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for Shops at Rivergate, Riverpoint Center and Franklin Farm Village Center shopping centers for the nine months ended September 30, 1995 and 1994. Such properties secure the participating first mortgage investments made by the Partnership.
                                        1995         1994
                                     ----------   ----------

Total revenues . . . . . . . . .    $ 5,711,066    6,205,290
                                     ==========   ==========
Net earnings . . . . . . . . . .    $     1,099      145,329
                                     ==========   ==========
(8)  ADJUSTMENTS

       In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  At September 30, 1995, the Partnership had cash and cash equivalents of approximately $8,550,000. Such funds and short-term investments of approximately $140,000 will be utilized for future distributions to partners, for working capital reserves and for additional amounts that may be funded under the participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia as described in Note 5(d). In the second quarter of 1995, the Partnership's consolidated ventures distributed approximately $5,838,000 to the Partnership and Mortgage Partners-IV, ($3,744,000 and $2,094,000 respectively). These amounts represent previously undistributed operating cash flows from Calibre Associates and North Rivers Market Associates. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $280,000 for capital expenditures. The Partnership's share of such items is currently budgeted to be approximately $181,000. The capital expenditures for its unconsolidated venture (the Partnership's mortgage investment in Spring Hill Fashion Center, as discussed below) is currently budgeted to be approximately $330,000 in 1995. The Partnerships share of such items is currently budgeted to be approximately $107,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for future short-term and long-term liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's remaining participating first mortgage loan investments. However, reference is made to Notes 5(a), 5(b) and 5(c) concerning the suspension of certain interest accruals and the provision for loan losses on the loans secured by Shops at Rivergate and Riverpoint Shopping Center, located in Goodlettsville, Tennessee and Chicago, Illinois, respectively.

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

  The Partnership has, commencing with the fourth quarter of 1994, increased the distribution to $15.00 per $1,000 Interest per quarter from its previous level of $12.50 per $1,000 Interest. In an effort to reduce partnership operating expenses, the Partnership has elected to make a semi-annual operating distribution each year beginning in November 1995.

  An additional source of both future short-term and long-term liquidity and distributions is expected to be from net cash generated by the Spring Hill Fashion Center investment property and from the sale of such investment. Reference is also made to
Note 5(a) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership has considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in an unconsolidated joint venture at equity. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership did not recognize any subsequent gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 5(a)). For federal income tax reporting purposes, the Partnership expects to recognize a loss of approximately $757,000 in 1995 as a result of this transaction. The operations of this property are expected to provide a current return which would be less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 92% at September 30, 1995, down from 94% at June 30, 1995. However, a major tenant, F&M Distributors ("F&M") which occupies 30,000 square feet (approximately 24%) of the leasable space at the property and who is operating under Chapter 11 bankruptcy protection had informed the lenders (including the Partnership) that it did not intend to exercise its renewal options when its current lease expired in October 1995 and has since vacated its space thereby reducing the occupancy to 68%. The Partnership is currently holding discussions with a potential replacement tenant for this space. Due to the competition condition in the market, re-leasing time and expense could be substantial to replace this major tenant, which will futher reduce cash flow from this investment to the Partnership in the short term. Further, this property will most likely be difficult to sell prior to the re-leasing of this space.
                              25

  In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shops at Rivergate. The portion of the shopping center undamaged by the tornado has continued to operate. The damaged portion of the center will be repaired, but none of the tenants affected by the tornado have been able to reopen. It is expected that substantially all of the loss, including any loss caused by business interruption, will be covered by the borrower's insurance. The borrower has started rebuilding the damaged portions of the center with funds provided by the insurance company. Total costs to repair the center are estimated to be approximately $1,200,000 of which approximately $260,000 has been spent as of September 30, 1995. Therefore, as of the date of this report, the borrower is current with all payments due to the Partnership. Due to these facts, the Partnership has not provided for any additional loan loss as a result of the tornado. As a result of the damage, one of the tenants exercised a right to terminate its lease. None of the other tenants affected by the tornado have this right. However, there can be no assurances that the damage caused by the tornado will not have an adverse impact on the loan or the center as collateral for the loan.

   The Partnership continues to examine a potential sale of the Calibre Pointe Apartments, given the favorable conditions that exist in the Atlanta market.

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

  Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 80% at September 30, 1995, unchanged from June 30, 1995. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease- up of the center and result in a decrease in cash flow from operations over the near term. Hechinger's, who vacated its store, which it owns, in 1989 continues to attempt to lease the remaining vacancy in its store to other suitable retailers. However, in early 1995, a tenant (Sportstown) that occupied part of the vacated Hechinger's space filed for protection under Chapter 11 of the bankruptcy code. They have sublet their space to Sports Authority which is expected to open in late November.

  As a result of the vacancies at the property and the competitiveness of the market described above, there is uncertainty as to the Partnership's ability to recover the net carrying value of the North Rivers market investment property, over its revised expected holding period. As a result the Partnership, as a matter of prudent acccounting practice, recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures.) Such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market to its estimated recoverable value. Reference is made to Notes 1 and 2(b).

  The Silo Electronic store (12,100 sq.ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrowers have a letter of intent from a prospective tenant to lease the space for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The Lenders are considering the borrower's request. As of the date of this report, certain escrow payments and participation interest are due to the Lender: however the borrower is current in its monthly debt service payments.

  After reviewing the properties and competitive market places in the portfolio, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practible, therefore, the affairs of the Partnership are expected to be wound up no later than 1999 barring unforseen economic developments, including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.

RESULTS OF OPERATIONS

  The aggregate decrease in cash and cash equivalents and short-term investments, and the related decrease in Venture partner's equity in ventures at September 30, 1995 as compared to December 31, 1994 is primarily due to the payment of approximately $2,094,000 to Mortgage Partners-IV for its share of previously undistributed cash flows related to the Calibre Pointe Apartments and North Rivers market Shopping Center as discussed above. Additionally the decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is due to a decrease of the Partnership's U.S. Government obligations classified as short-term investments at September 30, 1995 rather than as cash equivalents at December 31, 1994.

  The decrease in interest and other receivables at September
30, 1995 as compared to December 31, 1994 is primarily due to the timing of collection of rents at Calibre Pointe Apartments.

  The increase in due from affiliates at September 30, 1995 as compared to December 31, 1994 is due to the Partnership's receivable of $151,607 from the other participating lender (Mortgage Partners - IV) representing interest earned on the loan secured by the Franklin Farm Village Center. This amount was received in October 1995.

  The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain property operating expenses (including insurance premiums) at certain of the Partnership's investment properties.

  The decreases in land and building and improvements at September 30, 1995 as compared to December 31, 1994 and the provision for value impairment recorded for the three and nine months ended September 30, 1995 are the result of the provision for value impairment of $2,300,000 recorded at the North Rivers Market property at September 30, 1995. Reference is made to
Note 2(b).

  The decrease in mortgage notes receivable and increase in investment in unconsolidated venture, at equity at September 30, 1995 as compared to December 31, 1994 and the increase in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is a result of the foreclosure of the mortgage loan secured by the Spring Hill Fashion Center as more fully described in Note 5(a).

  The increase in deferred interest receivable at September 30, 1995 as compared to December 31, 1994 is due to the continuing deferral of approximately $126,000 of additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farms Village Center (Note 5(d)).

  The decrease in due to affiliates at September 30, 1995 as compared to December 31, 1994 is primarily a result of the distribution of the $337,250 of proceeds from the drawn letters of credit secured by the Spring Hill Fashion Center to the other two participating lenders (Note 5(a)).

  The increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is due primarily to the timing of real estate tax payments at Calibre Pointe Apartments and North Rivers Market Shopping Center.

  Interest income decreased for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 primarily due to a lower average investment in U.S. Government obligations due to the payment of previously undistributed cash flows to the venture partner in the second quarter as discussed above and the 1995 recording of the Spring Hill loan as in investment in unconsolidated venture (Note 2(a)).

  The increase in rental income for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to tenant billing adjustments made in the third quarter of 1995 related to tenant recoveries at the North Rivers Market Shopping Center and an increase in average rents at the Calibre Pointe Apartments.

  The increase in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to the increase in reimbursable costs to affiliates of the General Partners in 1995, and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to
Note 6.

  The decrease in venture partner's share of ventures' operations for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 is primarily due to the $770,000 portion of the North Rivers Market value impairment allocated to the venture partner at September 30, 1995.
Reference is made to Note 2(b).

PART II.OTHER INFORMATION

ITEM 5.Other Information

  The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                      1994                        1995
                                           -------------------------   -------------------------
                                             AT     AT     AT    AT      AT     AT     AT    AT
                                            3/31   6/30   9/30 12/31    3/31   6/30   9/30 12/31
                                           -----  -----  ----- -----   -----  -----  ----- -----
1.  Calibre Pointe Apartments
      Atlanta, Georgia . . . . . . . . .     96%    97%    99%   97%     98%    90%    98%

2.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina . . . . . . . . . .     88%    88%    87%   88%     80%    80%    80%

3.  Spring Hill Fashion Center
      Shopping Center
      West Dundee, Illinois. . . . . . .     N/A    N/A    N/A   N/A     94%    94%    92%

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

      10-D. Loan document related to the Partnership's participation in the funding of a first mortgage secured by a first mortgage on Shops at Rivergate Shopping Center located in Goodlettsville, Tennessee, dated August 24, 1987 is hereby incorporated herein by reference to Exhibit 10-D of the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16253) dated March 19, 1993.

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


                         JMB MORTGAGE PARTNERS, LTD. - III

                         BY: JMB Realty Corporation
                             (Corporate General Partner)




                             By:   Gailen J. Hull,
                                   Senior Vice President
                             Date: November 9, 1995



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                   Gailen J. Hull
                                   Principal Accounting Officer
                             Date: November 9, 1995