Form 10-K
period 1995-12-31
JMB MORTGAGE PARTNERS LTD III
filed 1996-03-28
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


For the fiscal year                     Commission file number 0-16253
ended December 31, 1995


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


Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
   Title of each class                               which registered
   -------------------                             ------------------------
           None                                              None


Securities registered pursuant to Section 12(g) of the Act:

                       LIMITED PARTNERSHIP INTERESTS
                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K    X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    4

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    6

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    6

Item 6.      Selected Financial Data . . . . . . . . . . . .    7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   10

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   15

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   41


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   41

Item 11.     Executive Compensation. . . . . . . . . . . . .   44

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   44

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   46


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   46


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   48











                                     i





                                  PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Mortgage Partners, Ltd. - III (the "Partnership"), is a limited partnership formed in 1985 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On July 24, 1985, the Partnership commenced an offering of $50,000,000 (subject to increase by up to $50,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 0- 016253). On May 12, 1986, the Partnership increased the amount of Interests offered in the amount of $25,000,000 and extended the period of the offering thereof to August 31, 1986 pursuant to a Registration Statement on form S-11 under the Securities Act of 1933 (Registration No. 33-5584). A total of 65,232.69 Interests have been sold to the public at an offering price of $1,000 per Interest before certain discounts for volume purchases (fractional interests are due to Distribution Reinvestment Program). The holders were admitted during the fiscal year ended October 31, 1986. The offering terminated August 31, 1986. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership is engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. The Partnership's mortgage investments are located throughout the nation and it has no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, are generally distributed or reinvested in existing mortgage investments or properties held, rather than invested in acquiring additional mortgage investments. The marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs no later than December 31, 1999 barring any unforeseen economic developments including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.




     The Partnership has made mortgage investments in the properties listed below.



                                                                     ORIGINAL
                                                                     INVESTED
                                                  DATE OF             CAPITAL
      PROPERTY                  SIZE            INVESTMENT        PERCENTAGE (a)      TYPE OF INVESTMENT
----------------------       ----------       ---------------     ---------------     ---------------------

1. Spring Hill
   Fashion Center
   shopping center
   West Dundee,
   Illinois. . . . . . .      125,198
                               sq.ft.         February, 1986            6%            Fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnership) (d)
2. Shoppes at Rivergate
   shopping center
   Goodlettsville
   (Nashville),
   Tennessee . . . . . .       169,000
                               sq. ft.        September, 1987           23%           Participating first mortgage
                                                                                      loan
3. Calibre Pointe
   Apartments
   Atlanta, Georgia. . .         214
                                units         September, 1987           16%           Fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnership) (b),
                                                                                      (e), (f)
4. North Rivers Market
   shopping center
   North Charleston,
   South Carolina. . . .      204,779
                               sq. ft.        December, 1987            22%           Fee ownership of land and,
                                                                                      improvements (through joint
                                                                                      venture partnership) (c),
                                                                                      (d), (f)
5. Riverpoint Center
   shopping center
   Chicago, Illinois . .      196,080
                               sq. ft.         August, 1987             24%           Participating first mortgage
                                                                                      loan
6. Franklin Farm
   Village
   Center shopping
   center
   Fairfax County,
   Virginia. . . . . . .      104,000
                               sq. ft.        December, 1991            9%            Participating first mortgage
                                                                                      loan

------------
   (a) The computation of this percentage for investments held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

   (b) Reference is made to Note 2(a) filed with this annual report for a description of the events resulting in the
Partnership, through a joint venture, obtaining legal title to this property in December, 1991.

   (c) Reference is made to Notes 2(b) and 5(c) filed with this annual report for a description of the events resulting in the Partnership accounting for its investment as a joint venture investment in real estate effective
September 1, 1992.

   (d) Reference is made to Notes 2(c) and 5(a) filed with this annual report for a description of the events resulting in the Partnership, through a joint venture, accounting for this investment as in-substance foreclosed at
January 1, 1995 and subsequently taking title to the property in May, 1995.

   (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

   (f) Reference is made to Item 6 - Selected Financial Data and Note 6 for additional operating and lease expiration data concerning this investment property.




     The Partnership's agreements for these mortgage investments were made during the years 1991, 1989, 1988, 1987 and 1986. The Partnership's participating first mortgage loan on the Spring Hill Fashion Center shopping center in West Dundee, Illinois including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in May 1995 is described in Notes 2(c) and 5(a) which description is hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the Shoppes at Rivergate shopping center in Goodlettsville (Nashville), Tennessee is described in
Note 5(b). The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in December 1991 is described in Note 2(a) which description is hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the North Rivers Market Shopping Center in North Charleston, South Carolina including the subsequent acquisition of the underlying collateral is described in Notes 2(b) and 5(c), which description is hereby incorporated herein by reference. The Partnership's participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois is described in Note 5(d), which description is hereby incorporated herein by reference. The Partnership's fundings of a participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia are described in Note 5(e), which description is hereby incorporated herein by reference.

     The properties including those securing the Partnership's mortgage investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the properties including those securing the Partnership's mortgage are in competition for new tenants in markets where significant vacancies are present.

     Reference is made to Item 7 below for discussion of competitive conditions and future plans of the properties including those securing the Partnership's mortgage investments. Approximate occupancy levels for the properties owned by the Partnership are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its owned properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the properties securing the Partnership's mortgage investments and all of the investment properties held at December 31, 1995 are adequately insured.

     Reference is made to Note 6 for a schedule for minimum lease payments to be received in the next five years and the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at the North Rivers Market Shopping Center, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners, and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership has made real estate/mortgage investments in the six properties referred to under Item 1 above, to which reference is hereby made for a description of said investments.

   The following is a listing of principle business and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned in the Consolidated Financial Statements during 1995.


                                                                 1994                        1995
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
1. Calibre
    Pointe Apartments
    Atlanta, Georgia . . . . .   Residential            96%    97%    99%    97%    98%    90%    98%    96%

2.  North Rivers Market
    Shopping Center. . . . . .   Retail                 88%    88%    87%    88%    80%    80%    80%    88%

3.  Spring Hill Fashion
      Center
    West Dundee,
      Illinois . . . . . . . .   Retail                 N/A    N/A    N/A    N/A    94%    94%    92%    75%

----------------

     An "N/A" indicates that the property was not owned or reflected as owned by the Partnership at the end of the quarter.

     Reference is made to Item 6, Item 7 and Note 6, for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.




ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.


                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 12,122 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interest. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.



ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                             YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)



                                 1995            1994            1993          1992            1991
                            -------------    ------------    -----------   ------------    -----------
Total revenues . . . . . .    $ 7,138,723       7,191,836      7,307,813      6,493,660      5,147,802
                              ===========     ===========    ===========     ==========    ===========
Venture Partners'
share of ventures
operations . . . . . . . .    $  (144,192)        663,684        548,981        338,799         28,409
                              ===========     ===========    ===========     ==========    ===========
Net earnings . . . . . . .    $ 2,409,947       4,182,722      2,927,657        921,124      1,526,208
                              ===========     ===========    ===========     ==========    ===========
Net earnings per
Interest (b) . . . . . . .    $     28.61           58.52          37.73           7.09          18.83
                              ===========     ===========    ===========     ==========    ===========
Total assets . . . . . . .    $62,807,092      68,386,716     66,690,305     66,556,168     64,280,079
                              ===========     ===========    ===========     ==========    ===========
Cash distributions
per Interest (c) . . . . .    $     75.00           50.27          40.00          40.00          56.89
                              ===========     ===========    ===========     ==========    ===========

---------------

   (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (b)   The net earnings per Interest are based upon the number of Interests outstanding at the end of each period (65,237.69).

   (c)   Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income from the Partnership in each year is equal to his allocable share of the taxable income of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
--------

North Rivers        a)   The gross leasable area ("GLA") occupancy rate and average base rent
Market                   per square foot as of December 31 for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                          December 31,            Occupancy Rate        Square Foot (1)
                          ------------            --------------        ------------------
                          1991 . . . . . . .             N/A                      N/A
                          1992 . . . . . . .             84%                    10.00
                          1993 . . . . . . .             85%                     6.70
                          1994 . . . . . . .             88%                     7.86
                          1995 . . . . . . .             88%                     8.31

------------
                               An "N/A" indicates that the property was not owned by the Partnership at the end of the period.

                               (1)  Average base rent per square foot is based on GLA occupied as of
                          December 31 of each year.

                                                                   Base Rent   Scheduled Lease  Lease
                    b)      Significant Tenants       Square Feet  Per Annum   Expiration Date  Renewal Options
                            -------------------       -----------  ---------   ---------------  ---------------
                            T.J. Maxx                   27,000     $ 175,500      1/1998          N/A
                            (Discount Clothing Store)

                            Marshall's                  27,000       189,000      1/1998          N/A
                            (Discount Clothing Store)

                            Phar-Mor, Inc.              37,500       253,125      1/1998          N/A
                            (Pharmacy/Discount Store)



                    c)      The following table sets forth certain
                            information with respect to the expiration of leases for the next five years at the North Rivers Market.

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1995
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases(1)(2)      Leases (1)(2)    Leases             Expiring(2)
                            ------------     ------------      ---------------  -----------        ----------
                             1996                  2                2,781           28,930            1.98%
                             1997                  6               21,416          261,636           17.94%
                             1998                 11               98,773          765,066           52.47%
                             1999                  1                3,274           32,740            2.25%
                             2000                  3               11,679          103,413            7.09%


                    (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.

                    (2)  Includes anchors which lease space, but not anchors which own their own space.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Partnership had cash and cash equivalents of approximately $7,538,476. Such funds will be utilized for future distributions to partners, for working capital reserves and for additional amounts expected to be funded under the participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia as described in Note 5(e). In the second quarter of 1995, the Partnership's consolidated ventures distributed approximately $5,838,000 to the Partnership and Mortgage Partners-IV ($3,744,000 and $2,094,000, respectively). These amounts represent previously undistributed operating cash flows from Calibre Associates and North Rivers Market Associates. The Partnership and its consolidated ventures have currently budgeted in 1996 approximately $225,000 for capital expenditures. The Partnership's share of such items is currently budgeted to be approximately $149,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of capital for such items and for future short-term and long-term liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's participating first mortgage loan investments. However, reference is made to Notes 5(b) and 5(d) concerning the suspension of certain interest accruals and the provisions for loan losses on the loans secured by Shoppes at Rivergate and Riverpoint Shopping Center, located in Goodlettsville, Tennessee and Chicago, Illinois respectively.

     Additional sources of both short-term and long-term liquidity and distributions are expected to be from net cash generated by the Partnership's investment properties, the Calibre Pointe Apartments and the North Rivers Market Shopping Center, and from the sale of such investments.

Reference is made to Note 2 for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to these properties and also to the Partnership's disclosure of certain property lease expirations in Item 6. The operations of the properties are expected to provide a current return which is significantly less than the scheduled interest payments due under the original mortgage loans.

     An additional source of both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Spring Hill Fashion Center investment property and from the sale of such investment. Reference is made to Notes 2(c) and 5(a) regarding the default by the borrower of the loan secured by Spring Hill Fashion Center, the drawing by the lenders (including the Partnership) of the two $250,000 letters of credit that were additionally securing this loan, and the January 1, 1995 assumption of property management at the Spring Hill Fashion Center by an affiliate of the General Partners of the lenders. Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture on the equity method. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss (see Note 5(a)). The operations of this property are expected to provide a current return which would be significantly less than the scheduled interest payments due under the original mortgage loan. Occupancy at the Spring Hill Fashion Center was 75% at December 31, 1995 due to a major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, not exercising its renewal option when its current lease expired in October 1995 and vacating its space. The Partnership has executed a ten-year lease (which commenced in February 1996) with a replacement tenant for this space.

     The Partnership continues to examine a potential sale of the Calibre Pointe Apartments given the favorable market conditions that exist in the Atlanta market.

     In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shops at Rivergate. The portion of the shopping center undamaged by the tornado has continued to operate. The damage portion of the center will be repaired, but none of the tenants affected by the tornado have been able to reopen. It is expected that substantially all of the loss, including any loss caused by business interruption, will be covered by the borrower's insurance. The borrower has started rebuilding the damaged portions of the center with funds provided by the insurance company. Total costs to repair the center are estimated to be approximately $1,200,000 of which approximately $450,000 has been spent as of December 31, 1995. Therefore, as of the date of this report, the borrower is current with all payments due to the Partnership. Due to these facts, the Partnership has not provided for any additional loan loss as a result of the tornado. As a result of the damage, one of the tenants exercised a right to terminate its lease. None of the other tenants affected by the tornado have this right. However, there can be no assurances that the damage caused by the tornado will not have an adverse impact on the loan or the center as collateral for the loan.

     In June, 1994 the Lenders (including the Partnership) received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $108,933) of the mortgage loan at Franklin Farm Village Center. These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales in 1993, the seller was required to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed in Note 5(e). In November 1994, the Lenders finalized an agreement with the borrower to fund the acquisition of an outparcel and improvements adjacent to the center. The Lenders provided permanent financing of approximately $659,000 (of which the Partnership's share was approximately $222,000), including 90% of the closing costs, toward the acquisition by the borrower of the outparcel land and improvements. The loan bears basic interest payable monthly at the rate of 9% per annum for the first four loan years of this funding and 10% per annum thereafter through maturity in November, 2001. This represented the second subsequent funding on this mortgage loan, which leaves approximately $1,791,000 (of which the Partnership's share is approximately $604,000) available to the Borrower to fund future expansion or purchase options.
One of the center's tenants, a major oil company, continues to explore the extent of the possible damage caused by a leak at one of its gasoline pumps in late 1993. The borrower is monitoring the situation closely and does not believe it will have a material impact on the value of the center. Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.

     Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 88% at December 31, 1995. The Partnership, through a joint venture obtained title to this property in May 1993. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near term. Hechinger's, who vacated its store, which it owns, in 1989 continues to attempt to lease the remaining vacancy in its store to other suitable retailers. However, in early 1995, a tenant (Sportstown) that occupied part of the vacated Hechinger's space filed for protection under Chapter 11 of the bankruptcy code. They have sublet their space to Sports Authority which opened in late 1995.

     As a result of the vacancies at the property and the competitiveness of the market described above, there is uncertainty as to the Partnership's ability to recover the net carrying value of the North Rivers market investment property, over its revised expected holding period. As a result, the Partnership, as a matter of prudent accounting practice, recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the venture partner, such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market to its then estimated fair value.

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding the remaining amounts due. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrowers subsequently leased the space to the GAP/Old Navy Store, at a substantially lower rent, for five years with rent commencing on July 1, 1996. As a result, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The lenders and borrowers have reached an agreement in principal to defer payment of debt service payments for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. Based upon the lender's financial difficulties discussed above, there is uncertainty as to the Partnership's ability to recover the principal balance of the loan. As a result, the Partnership, as a matter of prudent accounting practice, recorded a provision for loan loss of $175,165 as of December 31, 1995. Such provision, in addition to a provision recorded at December 31, 1991, was recorded to reduce the net carrying value of the loan to the then estimated fair value of the loan collateral. In addition, the Partnership is recognizing interest income only as collected. As of the date of this report, certain escrow payments are due to the Lender; however, the borrower is current in its monthly debt service payments.

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

     After reviewing the properties and competitive market places in the portfolio, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999, barring unforeseen economic developments including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments, and the related decrease in venture partner's equity in ventures at December 31, 1995 as compared to December 31, 1994 is primarily due to the payment in 1995 of approximately $2,094,000 to Mortgage Partners-IV for its share of previously undistributed cash flows related to the Calibre Pointe Apartments and North Rivers Market Shopping Center. Additionally the decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is due to a decrease of the Partnership's U.S. Government obligations classified as short-term investments at December 31, 1995 rather than as cash at December 31, 1994. (Reference is made to Note 1).

     The increase in interest and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of collection of rents at Calibre Pointe Apartments.

     The increase in amounts due from affiliates at December 31, 1995 as compared to December 31, 1994 is due to the Partnership's receivable of approximately $251,000 from the other participating lender (Mortgage Partners-IV) representing interest earned on the loan secured by Franklin Farm Village Center.

     The decrease in land and building and improvements at December 31, 1995 as compared to December 31, 1994 are the result of the provision for value impairment of $2,300,000 recorded at the North Rivers Market property at September 31, 1995. Reference is made to Note 2(b).

     The decrease in mortgage notes receivable and the related increase in the Partnerships' investment in venture at December 31, 1995 as compared to December 31, 1994 is primarily due to the foreclosure of the former loan secured by the Spring Hill Fashion Center. Reference is made to Notes 2(c) and 5(a).

     Deferred interest receivable increased at December 31, 1995 as compared to December 31, 1994 is a result of the continuing deferral of additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farms Village Center (Note 5(e)).

    The decrease in amounts due to affiliates at December 31, 1995 as compared to December 31, 1994 is primarily attributable to the Partnership's payment of $337,250 to the other two participating lenders in 1995. Such amounts represent their share of the drawn letters of credit (totaling $500,000) in December 1994 in connection with the loan secured by the Spring Hill Fashion Center. Reference is made to Note 5(a).

     The increase in other liabilities at December 31, 1995 as compared to December 31, 1994 is primarily due to deposits held for real estate taxes for the Shoppes at Rivergate.

     Interest income decreased for the twelve months ended December 31, 1995 as compared to December 31, 1994 primarily due to a lower average investment in U.S. Government obligations due to the payment of previously undistributed cash flows to the venture partner in the second quarter as discussed above and the 1995 recording of the Spring Hill loan as in investment in unconsolidated venture (Note 2(a)). The decrease in interest income for 1994 as compared to 1993 is primarily the result of recognizing additional interest only as received in 1994 on the loan secured by the Shoppes at Rivergate.

     The increase in rental income for the year ended December 31, 1995 as compared to December 31, 1994 is primarily due to tenant billing adjustments made in the third quarter of 1995 related to tenant recoveries at the North Rivers Market Shopping Center and an increase in average rents at the Calibre Pointe Apartments. The increase in rental income for 1994 as compared to 1993 is primarily due to the increase in effective rents at Calibre Pointe Apartments and North Rivers Market Shopping Center. Reference is made to Item 2.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to December 31, 1994 and 1993 is primarily due to the increase in reimbursable costs to affiliates of the General Partners in 1995, and approximately $100,000 of salary reimbursement paid in 1995 related to 1994 and 1995. Reference is made to Note 7.

     The decrease in venture partner's share of ventures' operations for the year ended December 31, 1995 as compared to December 31, 1994 is primarily due to the $770,000 portion of the North Rivers Market value impairment allocated to the venture partner at September 30, 1995. Reference is made to Note 2(b). The increase in venture partner's share of ventures' operations for the year ended December 31, 1994 as compared to December 31, 1993 is due primarily to the increase in effective rents at the Calibre Pointe Apartments and higher occupancies at the Calibre Pointe Apartments and the North Rivers Market Shopping Center. Reference is made to Item 2.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999.

     Revenues relating to the participating first mortgage loans made by the Partnership is the major item of income of the Partnership. Such loans provide for participation by the Partnership in subsequent increases in annual gross rental receipts over base amounts of the properties securing such loans and for participation in subsequent increases in the value of such properties in excess of specified amounts, which would offset the impact of inflation and increased interest rates on the future loan values of the Partnership's investments.

     With respect to the properties owned by the Partnership through joint ventures, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on net operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     JMB MORTGAGE PARTNERS, LTD. - III
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                                   INDEX


Independent Auditors' Report


Consolidated Balance Sheets, December 31, 1995 and 1994


Consolidated Statements of Operations, years ended
  December 31, 1995, 1994 and 1993


Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993


Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993


Notes to Consolidated Financial Statements

                                                          Schedule
                                                          --------
Consolidated Real Estate and Accumulated
  Depreciation                                               III


SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.












                       INDEPENDENT AUDITORS' REPORT



The Partners
JMB MORTGAGE PARTNERS, LTD. - III:

     We have audited the consolidated financial statements of JMB Mortgage Partners, Ltd. - III (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - III at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1995 AND 1994

                                                      ASSETS
                                                      ------
                                                                                 1995               1994
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . .     $  7,538,476        10,278,236
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .            --              393,123
  Interest and other receivables . . . . . . . . . . . . . . . . . . . .          340,674           329,057
  Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .          251,872             --
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,769            28,769
                                                                              -----------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .        8,159,791        11,029,185
                                                                              -----------       -----------
Investment properties (note 2) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,561,468        10,434,411
  Building and improvements. . . . . . . . . . . . . . . . . . . . . . .       13,743,821        14,933,079
                                                                              -----------       -----------
                                                                               23,305,289        25,367,490

  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .       (2,321,280)       (1,683,840)
                                                                              -----------       -----------

          Total investment properties,
            net of accumulated depreciation. . . . . . . . . . . . . . .       20,984,009        23,683,650

Mortgage notes receivable (net of allowance for
  loan loss of $175,165 in 1995 and $99,000 in 1994
  (note 5)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,221,861        32,518,098
Deferred interest receivable (net of allowance for
  loan loss of $1,866,386 in 1995 and $2,225,217
  in 1994 (note 5)). . . . . . . . . . . . . . . . . . . . . . . . . . .        1,096,251           935,250
Investment in unconsolidated venture, at equity
  (note 5(a)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,159,812             --
Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          185,368           220,533
                                                                              -----------       -----------
                                                                              $62,807,092        68,386,716
                                                                              ===========       ===========



                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                                  1995              1994
                                                                              -----------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    88,880           470,813
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .          148,139           143,943
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .          205,309           139,349
                                                                              -----------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .          442,328           754,105

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .           34,073            37,638
                                                                              -----------       -----------

Commitments and contingencies (notes 2, 3, 5 and 6)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .          476,401           791,743
                                                                              -----------       -----------

Venture partner's equity in ventures (note 2). . . . . . . . . . . . . .        8,199,483        10,437,237

Partners' capital accounts (deficits) (note 3):
 General partners:
   Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .            1,000             1,000
   Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .        2,948,423         2,404,776
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (3,071,447)       (2,527,800)
                                                                              -----------       -----------
                                                                                 (122,024)         (122,024)
                                                                              -----------       -----------
 Limited partners (65,237.69 interests):
   Capital contributions, net offering costs . . . . . . . . . . . . . .       57,758,561        57,758,561
   Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .       32,031,226        30,164,926
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .      (35,536,555)      (30,643,727)
                                                                              -----------       -----------
                                                                               54,253,232        57,279,760
                                                                              -----------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .       54,131,208        57,157,736
                                                                              -----------      ------------
                                                                              $62,807,092        68,386,716
                                                                              ===========      ============


                           See accompanying notes to consolidated financial statements.


                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               1995             1994              1993
                                                           ------------     ------------      ------------
Income:
  Interest income. . . . . . . . . . . . . . . . . . .      $ 3,380,691        3,528,639         3,761,144
  Rental income. . . . . . . . . . . . . . . . . . . .        3,758,032        3,663,197         3,546,669
                                                            -----------      -----------       -----------
                                                              7,138,723        7,191,836         7,307,813
                                                            -----------      -----------       -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . .          637,440          638,079           628,479
  Property operating expenses. . . . . . . . . . . . .        1,405,999        1,318,139         1,420,858
  Mortgage investment servicing fees (note 7). . . . .           76,176           81,276            80,861
  Professional services. . . . . . . . . . . . . . . .           84,293           63,392            82,255
  Amortization of deferred costs . . . . . . . . . . .           43,148           33,470            46,453
  General and administrative . . . . . . . . . . . . .          364,905          112,074           158,574
  Provision for loan losses (note 5) . . . . . . . . .          175,165           99,000         1,413,695
  Provision for value impairment . . . . . . . . . . .        2,300,000            --                --
                                                            -----------      -----------       -----------
                                                              5,087,126        2,345,430         3,831,175
                                                            -----------      -----------       -----------
          Operating earnings . . . . . . . . . . . . .        2,051,597        4,846,406         3,476,638

Partnership's share of operations of
  unconsolidated venture (note 5(a)) . . . . . . . . .          214,158            --                 --
Venture partner's share of ventures'
  operations (note 2). . . . . . . . . . . . . . . . .          144,192         (663,684)         (548,981)
                                                            -----------      -----------       -----------

          Net earnings . . . . . . . . . . . . . . . .      $ 2,409,947        4,182,722         2,927,657
                                                            ===========      ===========       ===========
          Net earnings per limited
            partnership interest (note 1). . . . . . .      $     28.61            58.52             37.73
                                                            ===========      ===========       ===========




                           See accompanying notes to consolidated financial statements.


                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                    GENERAL PARTNERS
                                             ----------------------------------------------------------
                                                   NET             NET            CASH
                                             CONTRIBUTIONS      EARNINGS     DISTRIBUTIONS       TOTAL
                                             -------------   -------------   -------------    ---------
Balance at December 31, 1992 . . . . . . .         $1,000        1,573,762      (1,555,417)      19,345

Net earnings (note 3). . . . . . . . . . .           --            466,065           --         466,065
Cash distributions ($40 per
 limited partnership interest) . . . . . .           --             --            (607,434)    (607,434)
                                                   ------      -----------      ----------    ---------

Balance at December 31, 1993                        1,000        2,039,827      (2,162,851)    (122,024)

Net earnings (note 3). . . . . . . . . . .            --           364,949           --         364,949
Cash distributions ($50.27 per
 limited partnership interest) . . . . . .            --            --            (364,949)    (364,949)
                                                   ------      -----------      ----------    ---------

Balance at December 31, 1994 . . . . . . .          1,000        2,404,776      (2,527,800)    (122,024)

Net earnings (note 3). . . . . . . . . . .            --           543,647           --         543,647
Cash distributions ($75 per
 limited partnership interest) . . . . . .            --             --           (543,647)    (543,647)
                                                    ------     -----------      ----------    ---------

Balance at December 31, 1995 . . . . . . .          $1,000       2,948,423      (3,071,447)    (122,024)
                                                    ======     ===========      ==========    =========





                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONCLUDED




                                                               LIMITED PARTNERS (NOTE 1)
                                             ----------------------------------------------------------
                                                   NET              NET           CASH
                                              CONTRIBUTIONS      EARNINGS    DISTRIBUTIONS      TOTAL
                                              -------------   -------------  -------------   ----------

Balance at December 31, 1992 . . . . . . .      $57,758,561      23,885,561    (24,754,644)  56,889,478

Net earnings (note 3). . . . . . . . . . .           --           2,461,592          --       2,461,592
Cash distributions ($40 per
 limited partnership interest) . . . . . .           --               --        (2,609,507)  (2,609,507)
                                                -----------     -----------   ------------  -----------

Balance at December 31, 1993                     57,758,561      26,347,153    (27,364,151)  56,741,563

Net earnings (note 3). . . . . . . . . . .           --           3,817,773          --       3,817,773
Cash distributions ($50.27 per
 limited partnership interest) . . . . . .           --               --        (3,279,576)  (3,279,576)
                                                -----------     -----------   ------------  -----------

Balance at December 31, 1994 . . . . . . .       57,758,561      30,164,926    (30,643,727)  57,279,760

Net earnings (note 3). . . . . . . . . . .           --           1,866,300          --       1,866,300
Cash distributions ($75 per
 limited partnership interest) . . . . . .           --               --        (4,892,828)  (4,892,828)
                                                -----------     -----------   ------------  -----------

Balance at December 31, 1995 . . . . . . .      $57,758,561      32,031,226    (35,536,555)  54,253,232
                                                ===========     ===========   ============  ===========










                           See accompanying notes to consolidated financial statements.


                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                1995            1994               1993
                                                            -----------      -----------       -----------
Cash flows from operating activities:
 Net earnings. . . . . . . . . . . . . . . . . . . . .      $ 2,409,947        4,182,722         2,927,657
 Items not requiring cash or cash equivalents:
   Depreciation. . . . . . . . . . . . . . . . . . . .          637,440          638,079           628,479
   Amortization of deferred costs. . . . . . . . . . .           43,148           33,470            46,453
   Provision for loan losses (note 5(a)) . . . . . . .          175,165           99,000         1,413,695
   Provision for value impairment. . . . . . . . . . .        2,300,000            --                --
   Partnership's share of operations of
    unconsolidated venture, net of distributions . . .          (35,133)           --                --
   Venture partners' share of ventures'
    operations (note 2). . . . . . . . . . . . . . . .         (144,192)         663,684           548,981
Changes in:
  Interest and other receivables . . . . . . . . . . .          (11,618)          65,894           173,509
  Prepaid expenses . . . . . . . . . . . . . . . . . .            --             (18,641)          (10,128)
  Deferred interest receivable (note 5). . . . . . . .         (161,001)        (106,821)         (474,856)
  Accounts payable . . . . . . . . . . . . . . . . . .         (381,933)         342,171            93,376
  Amounts due from affiliates. . . . . . . . . . . . .         (251,872)           --                --
  Accrued real estate taxes. . . . . . . . . . . . . .            4,196          143,943          (172,122)
  Other current liabilities. . . . . . . . . . . . . .           65,960            1,229           (55,138)
  Tenant security deposits . . . . . . . . . . . . . .           (3,565)           7,187             8,324
                                                            -----------      -----------       -----------
          Net cash provided by operating activities. .        4,646,542        6,051,917         5,128,230
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Partnership's distributions to venture partners. . .       (2,093,561)           --                --
  Net sales and maturities (purchases)
   of short-term investments . . . . . . . . . . . . .          393,123        7,350,531        (2,671,674)
  Additions to investment properties . . . . . . . . .         (237,799)        (200,508)         (296,256)
  Partnership's contributions to uncon-
   solidated venture . . . . . . . . . . . . . . . . .             --           (222,416)         (231,784)
  Cost in conjunction with investment in
   unconsolidated venture. . . . . . . . . . . . . . .           (3,607)            --                --
  Payment of deferred costs. . . . . . . . . . . . . .           (7,983)          (3,579)          (16,767)
  Receipt of mortgage note receivable
   (note 5(a)) . . . . . . . . . . . . . . . . . . . .                            44,694             --
  Collection of principal on mortgage notes
   receivable (note 5(e)). . . . . . . . . . . . . . .            --             108,932             --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .       (1,949,827)       7,077,654        (3,216,481)
                                                            -----------      -----------       -----------


                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1995            1994               1993
                                                            -----------      -----------       -----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . .       (4,892,828)      (3,279,576)       (2,609,507)
  Distributions to general partners. . . . . . . . . .         (543,647)        (364,949)         (607,434)
                                                            -----------      -----------       -----------

          Net cash used in financing activities. . . .       (5,436,475)      (3,644,525)       (3,216,941)
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .       (2,739,760)       9,485,046        (1,305,192)

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .       10,278,236          793,190         2,098,382
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .      $ 7,538,476       10,278,236           793,190
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .      $     --                --                --
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities:
    Balance due on mortgage notes receivable
      (net of allowance for loan loss of
      $534,000) (note 2(c)). . . . . . . . . . . . . .      $ 3,121,072             --                --
    Capitalized costs. . . . . . . . . . . . . . . . .            3,607             --                --
                                                            -----------      -----------       -----------
          Net carrying value of investment
            property (reflected as investment
            in unconsolidated venture
            (note 2(c)). . . . . . . . . . . . . . . .      $ 3,124,679             --                --
                                                            ===========      ===========       ===========







                           See accompanying notes to consolidated financial statements.


                     JMB MORTGAGE PARTNERS, LTD. - III
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds an investment portfolio of first mortgage loans (through joint ventures) and an equity investment portfolio of United States real estate. Business activities consist of collections of interest and principal on such loans and, with respect to its equity investments, rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs as soon as practicable.

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Center was determined to have been in-substance foreclosed and was reclassified as an investment in a joint venture in real estate on the equity method at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property (see note 3(d)). Accordingly, the accompanying financial statements do not include the accounts of the JMB/Spring Hill Associates ("Spring Hill") venture.

     The accompanying consolidated financial statements include the accounts of the Partnership and its ventures, Calibre Pointe Associates and North Rivers Market Associates (note 2). The effect of all the transactions between the Partnership and its ventures has been eliminated in the consolidated financial statements. The Partnership currently expects to conduct an orderly liquidation of the remaining investment portfolio as quickly as practicable and wind up its affairs not later than December 31, 1999 barring unforeseen economic developments including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded in the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:








                                                       1995                               1994
                                                     -------------------------------------------------------------
                                                             TAX BASIS
                                          GAAP BASIS        (Unaudited)       GAAP BASIS        TAX BASIS
                                         ------------       -----------     ------------       -----------
Total assets . . . . . . . . . . . .      $62,807,092        67,576,032       68,386,716        69,014,460
Partners' capital accounts
 (deficits) (note 3):
  General partners . . . . . . . . .         (122,024)            --            (122,024)         (154,665)
  Limited partners . . . . . . . . .       54,253,232        67,401,731       57,279,760        68,685,599

Net earnings (note 3):
  General partners . . . . . . . . .          543,647           698,313          364,949           364,949
  Limited partners . . . . . . . . .        1,866,300         3,608,960        3,817,773         4,600,365

Net earnings per
  Limited partnership
   interest. . . . . . . . . . . . .            28.61             55.32            58.52             70.52
                                           ==========        ==========       ==========        ==========





     The net earnings per limited partnership interest is based upon the number of Interests outstanding at the end of the period (65,237.69).

     Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements in order to conform with the 1995 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($21,075 and $10,077,022 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs in connection with mortgage investments are amortized over the terms of the agreements relating to such mortgage investments using the straight-line method.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments.

     Basic and simple interest income on mortgage notes receivable is being recognized using the effective interest method which results in a level effective yield on the outstanding principal balance. The Partnership is recognizing interest income only as collected on two of its mortgage loans (notes 5(b) and (d)).

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

     Depreciation on the Partnership's investment properties is being provided over the estimated useful lives of the various components as follows:

                                                           Years
                                                          ------
     Building and improvements - straight-line               30
     Personal property - straight-line                      5-7
                                                            ===

     Maintenance and repair expenses are being charged to operations as incurred. Significant betterments and improvements are being capitalized and depreciated over their estimated useful lives.

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121. ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the North Rivers Market investment property through future operations or sale as the Partnership has shortened its intended holding period for this investment to no later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes has recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the venture partner). Such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market to its then estimated fair value. There can be no assurance that such estimated fair value of this property would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


(2)  VENTURE AGREEMENTS

     (a)  Calibre Pointe Associates

     In September 1987, the Partnership participated in funding a $13,250,000 participating first mortgage loan, which was secured by a 214-unit luxury apartment complex known as Calibre Pointe Apartments located in Atlanta, Georgia. The Partnership funded $8,249,980 (a 62.264% participation) of this loan and $5,000,020 was funded by Mortgage Partners, Ltd. - IV ("Mortgage Partners - IV"), a partnership affiliated with the General Partners (jointly the "Lenders"). The general partners of the borrower personally guaranteed 12-1/2% of the principal amount of the loan.

As additional security for the first mortgage loan, the borrower delivered to the Lenders, a $250,000 standby letter of credit, upon which the Lenders were permitted to draw in the event of a loan default.

     Due to competitive market conditions, the borrower did not make all of its required 1991 monthly interest payments under the terms of the mortgage note. Accordingly, the Lenders provided the borrower with a notice of default.

     The Lenders obtained legal title to the property on December 3, 1991 and an affiliate of the General Partners of the Partnership assumed management of the property (until December, 1994 when the affiliate sold certain of its assets and assigned its interest in its contract to an unaffiliated third party) under an agreement which provided for a fee computed as a percentage of gross income of the property. The Lenders contributed the property to a newly formed joint venture between themselves (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provide in general, that the benefits of ownership, including tax effects, net cash receipts and sale proceeds are allocated or distributed as the case may be, between the Partnership and Mortgage Partners-IV in proportion to their respective capital contributions to the venture (62.264% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value.

     (b)  North Rivers Market Associates

     In December 1987, the Partnership participated in the initial funding of a non-recourse participating first mortgage loan in the maximum principal amount of $19,250,000 secured by a first mortgage on a shopping center known as the North Rivers Market Shopping Center in North Charleston, South Carolina. The other lender was Mortgage Partners-IV, (jointly the "Lenders"). The Lenders' initial funding was $17,350,000, of which the Partnership's share was $11,536,622 (66.4935% of the loan). Up to an additional $1,900,000 was to have been funded by the Lenders, if certain rental and occupancy levels were achieved.

     Due to the significant vacancy level at the property, the borrower made only a portion of the required interest payments for the years 1991 and 1992.

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners-IV own 66.4935% and 33.5065% each respectively. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. An affiliate assumed management of the property under an agreement which provides for a fee computed as 6% of gross income of the property. The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value. The Partnership did not provide for a provision for loan loss for financial reporting purposes, as a provision was made in 1992. However, the Partnership recorded a loss for Federal income tax purposes in the amount of approximately $4,575,000 in 1993. The Partnership, as a matter of prudent accounting practice, has recorded a value impairment as of September 30, 1995 in the amount of $2,300,000 (of which $770,000 has been allocated to the venture partner) for financial reporting purposes. Reference is made to Note 1.

     (c)  Spring Hill Fashion Center, West Dundee, Illinois

     Reference is made to note 5(a) concerning the former loan secured by the Spring Hill Fashion Center located in West Dundee, Illinois. In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of foreclosure. An affiliate of the lenders took control of the property's funds in January, 1995 and is currently managing the property under an agreement which provides for a fee equal to 4% of the property's gross receipts (such fee excluding compensation for leasing activity). Effective as of the management takeover date (January 1, 1995), the Partnership considered the mortgage loan to be in-substance foreclosed and has accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. The operations of this property are expected to provide a current return which would be significantly less than the scheduled interest payments due under the original mortgage loan.

     The terms of Spring Hill's partnership agreement provide generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the partners in their respective ownership percentages (32.55% to the Partnership).

     Occupancy at the shopping center was 75% at December 31, 1995 due to a major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, not exercising its renewal option when its lease expired in October 1995 and vacating its space. The Partnership has executed a ten-year lease (which commenced in February 1996) with a replacement tenant for this space at rental rates somewhat lower than those of the former tenant. The Partnership is actively pursuing the sale of this property.


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

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering, subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts". Distributions of "repayment proceeds" will be made 97% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deferred share of net cash flow, to be distributed 85% to the Limited Partners and 15% to the General Partners, with one-quarter of such repayment proceeds distributable to the General Partners subordinated to the receipt by the Limited Partners of a stipulated return on their current capital accounts. The remaining 3% of all distributions of repayment proceeds will be distributed to the General Partners, subject to certain limitations. Of the cumulative distributions of $35,536,555 paid to the Limited Partners through December 31, 1995, $1,780,738 represents a 7% return to certain Limited Partners through February 4, 1986 (the date of the first admittance of the Limited Partners) and a 6.25% return to certain Limited Partners from February 5, 1986 through August 31, 1986 (the date of the final admittance of the Limited Partners) during which periods the Limited Partners subscription proceeds were held in escrow.


(4)  MANAGEMENT AGREEMENT

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of gross income received by the properties. In December 1994, one of the affiliated property managers sold certain of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Calibre Pointe Apartments after the sale on the same terms that existed prior to the sale. An affiliate of the General Partners currently is acting as the manager of North Rivers Market Shopping Center for a fee computed as six percent of gross income of the property.


(5)  MORTGAGE NOTES RECEIVABLE

     The Partnership has participated in the funding of six participating first mortgage loans, for five shopping center properties (Spring Hill Fashion Center, Shoppes at Rivergate, North Rivers Market, Riverpoint Center, and Franklin Farm Village Center) and one apartment complex (Calibre Pointe Apartments). The Partnership, through joint ventures with its affiliated lenders has taken title to the underlying collateral for Spring Hill Fashion Center, North Rivers Market and the Calibre Pointe Apartments (note 2). Generally, the remaining mortgage agreements provide for basic interest payable monthly at certain specified interest rates along with annual simple accrued interest (deferred until maturity) at rates ranging from 2% to 3% per annum and for additional interest in an amount equal to a percentage of the gross receipts of the properties in excess of certain specified levels and an amount equal to a percentage of the subsequent increases in the value of the underlying properties in excess of certain specified levels. Any payments of additional interest made by the borrowers will be used to offset, on a dollar-for-dollar basis, the borrowers' obligations to pay simple accrued interest.

     (a)  Spring Hill Fashion Center, West Dundee, Illinois

     In February 1986, the Partnership committed to participate in the funding of a participating first mortgage loan in the maximum amount of $11,000,000 secured by the Spring Hill Fashion Center shopping center located in West Dundee, Illinois. Through October 1988, the total amount funded under this loan was $10,030,000 (of which the Partnership's share was $3,264,765 (32.55%)). The other two participating lenders are JMB Mortgage Partners, Ltd.-I and JMB Mortgage Partners, Ltd.-II (jointly the "Lenders"), both of which are affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were currently to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $485,800) and the principal balance of the loan ($3,264,765), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, had, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective December 1, 1991 and made provisions for loan loss of $281,000 in 1992, $154,000 in 1993 and $99,000 in 1994, bringing the total provision for loan loss to $534,000.

     The borrower defaulted in its scheduled basis interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December, 1994.

     Reference is made to note 2(c) regarding the Partnership obtaining legal title to this property in early May 1995.

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

     (d)  Riverpoint Center, Chicago, Illinois

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

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding the remaining amounts due. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrowers subsequently leased the space to the GAP/Old Navy Store, at a lower rent, for five years with rent commencing on July 1, 1996. As a result, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The lenders and borrowers have reached an agreement in principal to defer payment of debt service payments for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow payments are due to the Lender; however, the borrower is current in its monthly debt service payments.

     As a result of the lender's financial difficulties discussed above, there is uncertainty as to the Partnership's ability to recover the principal balance of the loan. As a result, the Partnership, as a matter of prudent accounting practice, has recorded an additional provision for loan loss of $175,165 as of December 31, 1995. Such provision, in addition to a provision recorded at December 31, 1991, was recorded to reduce the net carrying value of the loan to the then estimated fair value of the loan collateral. In addition, the Partnership is recognizing interest income only as collected.

     (e)  Franklin Farm Village Center, Fairfax County, Virginia

     In December 1991, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $16,600,000. The Partnership has committed to fund a maximum of $5,600,000 or approximately 33.7% of the loan. The other lender is Mortgage Partners-IV, (jointly the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Franklin Farm Village Center (the "Center") located in Fairfax County, Virginia. The Lenders have cumulatively funded $14,809,000 as of December 31, 1995 of which the Partnership's share is approximately $4,996,000. Up to an additional $1,791,000 (of which the Partnership's share is $603,000) may be funded if the borrower elects to pursue certain expansion/purchase options with respect to the land surrounding the existing center and its parking lot. There can be no assurance, however, that terms and conditions for additional subsequent fundings will be met and, therefore, it is possible that further additional subsequent fundings will not be made or will be less than the maximum principal amount committed to this loan.

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

     In late 1993, the Lenders were informed by the borrower that an underground gasoline tank experienced a gasoline leak at the property. The tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner. In addition, the Lenders were informed that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time, it is undeterminable what the cost of the clean up will be. In addition, at this time, the Lenders believe the value of the borrower's property has not been materially affected. Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lender's security in the future. As of the date of the report, no amounts currently due from the borrower of this loan are in arrears.


(6)  LEASES

     As Property Lessor

     At December 31, 1995, the Partnership and its consolidated ventures' principal leased assets are the Calibre Pointe Apartments (see Note 2(a)) and North Rivers Market Shopping Center (see notes 2(b) and 5(c)). The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants in effect at December 31, 1995 at the Calibre Pointe Apartments are generally for a term of one year or less and provide for annual rents of approximately $2,236,000. Leases with tenants in effect at

December 31, 1995 at North Rivers Market Shopping Center range in term from one to ten years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases generally provide for additional rent based upon percentage of tenant's sale volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

          Shopping Center:
            Cost . . . . . . . . . . . . $10,212,057
            Accumulated depreciation . .    (808,729)
                                         -----------
                                           9,403,328
                                         -----------
          Apartment Complex:
            Cost . . . . . . . . . . . .  13,093,232
            Accumulated depreciation . .  (1,512,551)
                                         -----------
                                          11,580,681
                                         -----------
               Total . . . . . . . . . . $20,984,009
                                         ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases at the North Rivers Market Shopping Center are as follows:

          1996 . . . . . . . . . . . . .   $1,298,375
          1997 . . . . . . . . . . . . .    1,177,755
          1998 . . . . . . . . . . . . .      503,040
          1999 . . . . . . . . . . . . .      338,771
          2000 . . . . . . . . . . . . .      136,360
          Thereafter . . . . . . . . . .       24,309
                                           ----------
               Total . . . . . . . . . .   $3,478,610
                                           ==========


(7)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                                                UNPAID AT
                                                                                               DECEMBER 31,
                                                  1995            1994            1993            1995
                                                --------        --------        --------     --------------
Property management and
  leasing fees (note 2). . . . . . . . .        $ 98,452         243,518         146,159              --
Reimbursement (at cost) for
  accounting services. . . . . . . . . .          46,750          50,781          45,495              --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . . . . .          22,879          22,828            --                --
Reimbursement (at cost) for
  legal services . . . . . . . . . . . .           1,157           3,904           1,999              --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . . . . .         121,073           3,494           9,277           41,577
                                                --------        --------        --------           ------

                                                $290,311         324,525         202,930           41,577
                                                ========        ========        ========           ======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $77,597 that had not previously been reimbursed.



     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees at December 31, 1995 aggregated $791,296, all of which were paid at December 31, 1995.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     JMB is entitled to receive application and commitment fees in connection with the receipt of loan applications and issuance of commitments to make mortgage loans and to enter into land purchase leasebacks. Such application and commitment fees shall not exceed 3% of the gross proceeds of the offering. To the extent they are paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership will be reduced. In January 1992, the Partnership paid $130,164 which represented the remaining application fees due to JMB as a result of the funding of the Franklin Farm mortgage loan (note 5(e)).

     The General Partners have deferred payment of certain of their distributions of net cash flow from the Partnership. During February 1993, the Partnership paid previously deferred distributions of approximately $317,000 to the General Partners. The remaining cumulative amount of such deferred distributions aggregated $679,727 at December 31, 1995, all of which is being deferred in accordance with the subordination requirements of the Partnership Agreement. The aggregate amount deferred, including the above-noted subordinated distributions, is approximately $10 per Interest. All amounts deferred or currently payable do not bear interest.


(8)  SELECTED FINANCIAL INFORMATION (UNAUDITED)

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical financial information for certain of the properties securing the participating first mortgage loans: Shoppes at Rivergate (note 5(b)) as of and for the twelve months ended November 30, 1995 and 1994; Riverpoint Center (note 5(d)) and Franklin Farm Village Center (note 5(e)) as of and for the years ended December 31, 1995 and 1994. Such information is not related to current market values.

                                            1995               1994
                                        ------------       -----------

Current assets . . . . . . . . . . .    $  3,186,062         1,429,847
Current liabilities. . . . . . . . .      (7,828,466)       (7,124,798)
                                        ------------       -----------
Working capital. . . . . . . . . . .      (4,642,404)       (5,694,951)
                                        ------------       -----------
Investment property,
  net of depreciation. . . . . . . .      42,505,233        43,273,055
Other assets . . . . . . . . . . . .       3,182,954         1,753,227
Long-term debt . . . . . . . . . . .     (55,584,404)      (54,845,014)
                                        ------------       -----------
Owners' equity . . . . . . . . . . .    $(14,538,621)      (15,513,683)
                                        ============       ===========
Represented by:
  Partners' capital. . . . . . . . .    $(14,324,052)      (15,569,370)
  Current year loss income (loss)
   (including depreciation). . . . .        (214,569)           55,687
                                        ------------       -----------
                                        $(14,538,621)      (15,513,683)
                                        ============       ===========
Total income . . . . . . . . . . . .    $  8,289,849        7,986,976
                                        ============       ===========
Expenses related to
  operating income . . . . . . . . .    $  8,504,418        7,931,289
                                        ============       ===========
Net loss . . . . . . . . . . . . . .    $   (214,569)           55,687
                                        ============       ===========

     Total income, expenses related to operating income and net loss of the Shoppes at Rivergate as of and for the twelve months ended November 30, 1993, Riverpoint Center and Franklin Farm Village Center as of and for the year ended December 31, 1993 were $7,419,746, $9,410,214 and $(1,990,468), respectively.







                                                                                     SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1995


                                                                           INITIAL
                                                                    COST TO PARTNERSHIP (A)
                                                                       --------------------------------  COSTS
                                                               LAND AND                               CAPITALIZED
                                                               LEASEHOLD        BUILDINGS AND        SUBSEQUENT TO
                                      ENCUMBRANCES             INTEREST         IMPROVEMENTS        ACQUISITION (B)
                                      ------------            ----------       --------------       ---------------
APARTMENT COMPLEX:
  Atlanta, Georgia . . . . . . .         $   --                6,016,626            6,616,984              459,622

SHOPPING CENTER:
  North Charleston,
   South Carolina. . . . . . . .             --                4,461,069            7,838,931           (2,087,943)
                                         ---------            ----------           ----------           ----------

    Total. . . . . . . . . . . .         $   --               10,477,695           14,455,915           (1,628,321)
                                         =========            ==========           ==========           ==========








                                                                                       SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                               GROSS AMOUNT OF WHICH CARRIED
                                                                    AT CLOSE OF PERIOD (C)
                                                          ----------------------------------------
                                                           BUILDINGS AND                                ACCUMULATED
                                    LAND                   IMPROVEMENTS                   TOTAL         DEPRECIATION
                                -----------               --------------              ------------      ------------
APARTMENT COMPLEX:
  Atlanta, Georgia . . . .        5,973,342                    7,119,890                13,093,232         1,512,551

SHOPPING CENTER:
  North Charleston,
   South Carolina. . . . .        3,588,126                    6,623,931                10,212,057           808,729
                                 ----------                   ----------              ------------         ---------
                                  9,561,468                   13,743,821                23,305,289         2,321,280
                                 ==========                   ==========              ============         =========







                                                                                      SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                   LIFE ON WHICH
                                       DATE OF                                     DEPRECIATION        REAL ESTATE
                                    CONSTRUCTION            DATE ACQUIRED           IS COMPUTED           TAXES
                                    ------------           --------------         --------------     --------------
APARTMENT COMPLEX:
  Atlanta, Georgia . . . . . .          1987                    12/91               5-30 years            227,081

SHOPPING CENTER:
  North Charleston,
   South Carolina. . . . . . .          1987                    9/92                5-30 years            148,139
                                                                                                          -------
                                                                                                          375,220
                                                                                                          =======

------------

Notes:

   (A)   The initial cost to the Partnership represents the Partnership's net carrying value in the property.  See
Note 2 of Notes to Consolidated Financial Statements.

   (B)   Amount includes value impairment of $2,300,000 recorded in 1995.

   (C)   The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was
$25,657,295.

   (D)   Reconciliation of real estate owned:



                                                                                       SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONCLUDED


                                                                                  DECEMBER 31
                                                            ------------------------------------------------------
                                                                1995                 1994                  1993
                                                            -----------           ----------           -----------
    Balance at beginning of period . . . . . . . .          $25,367,490           25,166,982            24,870,726
    Additions during period. . . . . . . . . . . .           (2,062,201)             200,508               296,256
                                                            -----------           ----------            ----------

    Balance at end of period . . . . . . . . . . .          $23,305,289           25,367,490            25,166,982
                                                            ===========           ==========            ==========

(D)  Reconciliation of accumulated depreciation:

    Balance at beginning of period . . . . . . . .          $ 1,683,840            1,045,761               417,282
    Depreciation expense . . . . . . . . . . . . .              637,440              638,079               628,479
                                                            -----------           ----------            ----------
    Balance at end of period . . . . . . . . . . .          $ 2,321,280            1,683,840             1,045,761
                                                            ===========           ==========            ==========




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 1995 and 1994.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation, a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired all of the partnership interest in Mortgage Associates-III, L.P. the Associates General Partner which then dissolved. AGPP Associates, L.P. elected to continue the business of Mortgage Associates-III, L.P. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

    The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director, and the executive and certain other officers of the Corporate General Partner are as follows:

                                                              SERVED IN
NAME                       OFFICE                            OFFICE SINCE
----                       ------                            ------------

Judd D. Malkin             Chairman                            5/03/71
                           Director                            5/03/71
                           Chief Financial Officer             2/23/96
Neil G. Bluhm              President                           5/03/71
                           Director                            5/03/71
Burton E. Glazov           Director                            7/01/71
Stuart C. Nathan           Executive Vice President            5/08/79
                           Director                            3/14/73
A. Lee Sacks               Director                            5/09/88
John G. Schreiber          Director                            3/14/73
H. Rigel Barber            Executive Vice President            1/02/87
                           Chief Executive Officer             8/01/93
Glenn E. Emig              Executive Vice President            1/01/93
                           Chief Operating Officer             1/01/95
Gary Nickele               Executive Vice President and        1/01/92
                           General Counsel                     2/17/84
Gailen J. Hull             Senior Vice President               6/01/88
Howard Kogen               Senior Vice President               1/02/86
                           Treasurer                           1/01/91

     There is no family relationship among the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income -XII"), JMB Income Properties, Ltd.-XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the general partner of IDS/JMB Balance Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-IV, JMB Income-V, JMB Income-VI, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is now also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly - traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.





ITEM 11. EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 3 and 7 for a description of such transactions, distributions and allocations.

     The General Partners have deferred payment of certain of their distributions of net cash flow from the Partnership. During February 1993, the Partnership paid previously deferred distributions of approximately $317,000 to the General Partners. The remaining cumulative amount of such deferred distributions aggregated $679,727 at December 31, 1995, all of which is being deferred in accordance with the subordination requirements of the Partnership Agreement. The aggregate amount deferred, including the above-noted subordinated distributions, is approximately $10 per Interest. All amounts deferred or currently payable do not bear interest.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee is payable from the date the Partnership first advances funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $785,906, all of which is paid at December 31, 1995.

     JMB Realty Corporation or its affiliates are entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans or to enter into land purchase-leasebacks. Such application and commitment fees shall not exceed 3% of the gross proceeds of the offering. To the extent they are paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership will be reduced. As of December 31, 1995, JMB has received approximately $1,367,152 of such fees from the borrowers and the Partnership has paid $589,828 of such fees to the Corporate General Partner.

     The Corporate General Partner and its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the offering, the administration of the Partnership, and the funding of the Partnership's mortgage investments. In 1995, such reimbursable costs were, $1,902, of which $3 was unpaid at December 31, 1995.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries, salary-related and direct expenses of certain of their officers and employees while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, such reimbursable costs aggregated $189,957, of which $41,574 were unpaid at December 31, 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.





     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner of the
Partnership own as a group the following Interests of the Partnership:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------
Limited Partnership            JMB Realty Corporation          5 Interests                 Less than 1%
Interests                                                      directly

Limited Partnership            Neil G. Bluhm                   5 Interests                 Less than 1%
Interests                      and Judd D. Malkin              indirectly (1)

Limited Partnership            Corporate General               14.34189 Interests          Less than 1%
Interests                      Partner, (its                   indirectly (1)(2)
                               officers and
                               directors) and the
                               Associate General
                               Partner


     (1)   Includes 5 Interests owned by an investment partnership, of which Messrs. Bluhm and Malkin are the managing general partners thereof and have shared investment and voting power with respect to the Interests so owned.

     (2)   Includes 4.34189 Interests owned by officers or their respective relatives for which the relevant officer has investment and voting power.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)   There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.



                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

      (1) Financial Statements (See Index to Financial Statements filed with this report.)

      (2)  Exhibits

           3-A.   The Prospectus of the Partnership dated July 24, 1985,
as supplemented January 27, 1986, April 29, 1986, June 11, 1986, August 14, 1986, September 27, 1986 as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-16, 46-47 and A-7 to A-20 of the prospectus is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 16253) dated March 19, 1993.

           3-B.   Amended and Restated Agreement of Limited Partnership
set forth as Exhibit A to the Prospectus, which is hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-95948) dated July 24, 1985.

           10-A. Loan documents related to the Partnership's participation in the funding of a non-recourse first mortgage loan on Calibre Pointe Apartments located in Atlanta, Georgia is hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 2-95948) dated March, 25, 1987.

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

           10-D. Loan document related to the Partnership's participation in the funding of a first mortgage secured by a first mortgage on Shoppes at Rivergate Shopping Center located in Goodlettsville, Tennessee, dated August 24, 1 987 is hereby incorporated herein by reference to Exhibit 10-D of the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16253) dated March 19, 1993.

           10-E. Loan documents related to the Partnership's participation in the funding of a participating first mortgage loan secured by Franklin Farm Village Center located in Fairfax County, Virginia, is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16253) dated November 25, 1991.

           10-F. First and Second Amendments to the Loan Documents dated September 28, 1993 and November 23, 1994, respectively, between Rosenfeld/Franklin Farm Village Center L.P. and Mortgage Partners, Ltd.-IV, relating to additional loan amounts, are incorporated herein by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-16253) dated March 27, 1995.

           21.    List of Subsidiaries

           24.    Powers of Attorney

           27.    Financial Data Schedule

 ----------------

      No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 JMB MORTGAGE PARTNERS, LTD. - III

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 25, 1996

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 25, 1996

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 25, 1996

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 25, 1996


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 25, 1996

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 25, 1996

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan, Executive Vice President
                          and Director
                 Date:   March 25, 1996

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                         Date:March 25, 1996



                     JMB MORTGAGE PARTNERS, LTD. - III

                               EXHIBIT INDEX



                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----
3-A.       Copies of pages 8-16, 46-47 and
           A-7 to A-20 of the Prospectus of
           the Partnership dated July 24,
           1985, (as supplemented)                      Yes         --

3-B.       Amended and Restated Agreement of
           Limited Partnership                          Yes         --

10-A.      Calibre Pointe Apartments Loan
           Documents                                    Yes         --

10-B.      North Rivers Market Shopping Center
           Loan Documents                               Yes         --

10-C.      Riverpoint Center Loan Documents             Yes         --

10-D.      Rivergate Shopping Center Loan
           Documents                                    Yes         --

10-E.      Franklin Farm Village Center Loan
           Documents                                    Yes         --

10-F.      First and Second Amendments to the
           Franklin Farm Village Center Loan
           Documents                                    Yes         --

21.        List of Subsidiaries                         No

24.        Powers of Attorney                           No

27.        Financial Data Schedule                      No