Form 10-Q
period 1996-03-31
JMB MORTGAGE PARTNERS LTD III
filed 1996-05-14
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996      Commission file number 0-16253




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


















                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . .     11



PART II     OTHER INFORMATION


Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     12

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     13








PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS

                                         MARCH 31, 1996 AND DECEMBER 31, 1995

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1996              1995
                                                                                   -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .       $ 8,729,757        7,538,476
  Interest and other receivables . . . . . . . . . . . . . . . . . . . . . . .           197,025          340,674
  Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           273,784          251,872
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28,769           28,769
                                                                                    ------------     ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         9,229,335        8,159,791

Investment property:
  Land. . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . .         9,561,468        9,561,468
  Building and improvements. . . . . . . . . . . . . . . . . . . . . . . . . .        13,775,104       13,743,821
                                                                                    ------------     ------------
                                                                                      23,336,572       23,305,289

  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .        (2,379,661)      (2,321,280)
                                                                                    ------------     ------------
     Total investment property, net of depreciation. . . . . . . . . . . . . .        20,956,911       20,984,009

Mortgage notes receivable (net of allowance for loan
 loss of $175,165 in 1995) . . . . . . . . . . . . . . . . . . . . . . . . . .        29,221,861       29,221,861
Deferred interest receivable (net of allowances for
 loan loss of $1,691,218 in 1996 and 1995) . . . . . . . . . . . . . . . . . .         1,139,313        1,096,251
Investment in unconsolidated venture, at equity. . . . . . . . . . . . . . . .         3,203,852        3,159,812
Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           176,856          185,368
                                                                                    ------------     ------------
                                                                                    $ 63,928,128       62,807,092
                                                                                    ============     ============

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   113,928           88,880
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            93,805          148,139
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            59,917          205,309
                                                                                    ------------     ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           267,650          442,328
                                                                                    ------------     ------------
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            36,775           34,073
                                                                                    ------------     ------------
  Commitments and contingencies

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           304,425          476,401
                                                                                    ------------     ------------

Venture partner's equity in ventures . . . . . . . . . . . . . . . . . . . . .         8,399,052        8,199,483
Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . .             1,000            1,000
     Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . . . .         2,959,357        2,948,423
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .        (3,071,447)      (3,071,447)
                                                                                    ------------     ------------
                                                                                        (111,090)        (122,024)
                                                                                    ------------     ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . . . .        57,758,561       57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . .        33,113,735       32,031,226
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .       (35,536,555)     (35,536,555)
                                                                                    ------------     ------------
                                                                                      55,335,741       54,253,232
                                                                                    ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . .        55,224,651       54,131,208
                                                                                    ------------     ------------
                                                                                    $ 63,928,128       62,807,092
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


                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      (UNAUDITED)

                                                                                        1996             1995
                                                                                   -------------      -----------
Income:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   897,290          851,652
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           883,478          923,753
                                                                                    ------------     ------------
                                                                                       1,780,768        1,775,405
                                                                                    ------------     ------------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            58,380          161,173
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .           310,466          329,097
  Mortgage investment servicing fees . . . . . . . . . . . . . . . . . . . . .            18,013           20,134
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,000           31,409
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . .             8,512           18,757
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . .           115,424           49,087
                                                                                    ------------     ------------
                                                                                         531,795          609,657
                                                                                    ------------     ------------

          Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . .         1,248,973        1,165,748

          Partnership's share of operations
            of unconsolidated venture. . . . . . . . . . . . . . . . . . . . .            44,039           61,558

          Venture partner's share of ventures' operations. . . . . . . . . . .          (199,569)        (183,517)
                                                                                    ------------     ------------

          Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .      $  1,093,443        1,043,789
                                                                                    ============     ============
          Net earnings (loss) per limited partnership interest . . . . . . . .      $      16.59            14.33
                                                                                    ============     ============
          Cash distributions per limited partnership interest. . . . . . . . .      $      --               15.00
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


                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      (UNAUDITED)
                                                                                          1996             1995
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,093,443       1,043,789
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          58,380         161,173
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .           8,512          18,757
    Partnership's share of operations of unconsolidated venture,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (44,039)        (61,558)
    Venture partners' share of ventures' operations. . . . . . . . . . . . . . . .         199,569         183,517
  Changes in:
    Interest and other receivables . . . . . . . . . . . . . . . . . . . . . . . .         143,649          (3,166)
    Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (21,912)          --
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             17,261
    Deferred interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .         (43,062)        (34,750)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,048         (41,846)
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (317,116)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         (54,334)        (55,598)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        (145,392)        (90,327)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,702         (16,340)
                                                                                       ------------   ------------

          Net cash provided by (used in) operating activities. . . . . . . . . . .       1,222,564         803,798
                                                                                       ------------   ------------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . . . . . . .           --         (1,048,929)
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . .         (31,283)        (19,448)
  Partnership's contribution to unconsolidated venture . . . . . . . . . . . . . .           --             (3,607)
  Refund of deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              2,436
                                                                                       ------------   ------------
          Net cash provided in (used in) investing activities. . . . . . . . . . .         (31,283)     (1,069,548)
                                                                                       ------------   ------------


Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . .           --           (978,566)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . .           --           (108,729)
                                                                                      ------------    ------------
     Net cash used in financing activities . . . . . . . . . . . . . . . . . . . .           --         (1,087,295)
                                                                                      ------------    ------------
     Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . .       1,191,281      (1,353,047)

     Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . .       7,538,476      10,278,236
                                                                                      ------------    ------------
     Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . .    $  8,729,757       8,925,189
                                                                                      ============    ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . .    $      --              --
                                                                                      ============    ============
  Non-cash investing and financing activities:
   Balance due on mortgage note receivable (net of
    allowance for loan loss of $99,000). . . . . . . . . . . . . . . . . . . . . .    $      --          3,121,072
   Partnership contribution to unconsolidated venture. . . . . . . . . . . . . . .           --              3,607
                                                                                      ------------    ------------
   Net carrying value of investment property (reflected
    as investment in unconsolidated venture. . . . . . . . . . . . . . . . . . . .    $      --          3,124,679
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


                       JMB MORTGAGE PARTNERS, LTD. - III
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                                  Unpaid at
                                                                  March 31,
                                        1996         1995           1996
                                      -------       ------      -------------
Mortgage investment
  servicing fees . . . . . . . .      $18,013       20,134          18,013
Property management
 fees. . . . . . . . . . . . . .       25,994       22,575            --
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary-related
 expenses. . . . . . . . . . . .       22,937       37,504          49,423
                                      -------       ------          ------
                                      $66,944       80,213          67,436
                                      =======       ======          ======

     The General Partners have deferred payment of certain of their distributions of net cash flow from the Partnership aggregating $679,727 (approximately $10 per Interest) at March 31, 1996, which is being deferred in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or currently payable do not bear interest.


SPRING HILL FASHION CENTER

     Occupancy of the shopping center was 67% at March 31, 1996, down from 75% at December 31, 1995. A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill venture however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant resulting in the property currently being 94% leased. The Spring Hill joint venture is conserving its working capital in order to fund certain costs associated with this replacement tenant's expected occupancy in the summer of 1996. Although the Spring Hill venture is actively pursuing the sale of this property, there can be no assurance that any satisfactory sale transaction will be completed by the end of 1996.


RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to the Old Navy Clothing Co., for five years with rent commencing July 1996. As a result, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The Lenders and borrowers have reached an agreement in principal to defer payment of debt service payments for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow payments are due to the Lenders; however, the borrower is current in its monthly debt service payments. The Partnership is recognizing interest income only as collected.


FRANKLIN FARM VILLAGE CENTER

     A tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The Lenders were then informed by the borrower. The Lenders have been informed that the tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner and that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time it is undeterminable what the cost of the clean up will be and the Lenders do not currently expect that the value of the borrower's property has been materially affected.
However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future. Subsequent to the end of the quarter, the Lenders reached an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allows the borrower to repay the loan at a predetermined amount (at a premium to the Lender's current principal balances) prior to August 8, 1996. There can be no assurance that such loan will be prepaid. As of the date of the report, no amounts currently due from the borrower of this loan are in arrears.


CALIBRE POINT APARTMENTS

     Calibre Pointe Associates entered into a purchase agreement in April 1996 with an independent third party to sell the property known as Calibre Pointe Apartments. In such event, Calibre Pointe Associates and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes. The transaction is scheduled to close during 1996. However, there can be no assurance that this transaction will be consummated on these or any other terms.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $575,545 and $569,780 of revenues and $179,518 and $198,294 of operating expenses for the three months ended March 31, 1996 and 1995. The property had a net carrying value of approximately $11,580,000 at March 31, 1996 and December 31, 1995.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 85% at March 31, 1996. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near term.


SHOPPES AT RIVERGATE

     In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shoppes at Rivergate. The portion of the shopping center undamaged by the tornado has continued to operate while the damaged portion was being repaired. Substantially all of the loss, including any loss caused by business interruption, will be covered by the borrower's insurance. The borrower has substantially rebuilt the damaged portions of the center with funds provided by the insurance company and the property is currently 97% occupied. Total costs to repair the center are estimated to be approximately $1,200,000 of which approximately $1,080,000 has been spent as of March 31, 1996. As of the date of this report, the borrower is current with all payments due to the Partnership.

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for Shoppes at Rivergate, Riverpoint Center and Franklin Farm Village Center shopping centers for the three months ended March 31, 1996 and 1995. Such properties secure the participating first mortgage investments made by the Partnership.


SELECTED FINANCIAL INFORMATION

                                                   1996           1995
                                                ----------     ----------

     Total revenues. . . . . . . . . . . . .    $2,006,196      2,186,266
                                                ==========     ==========
     Net income (loss) . . . . . . . . . . .    $  216,089        232,128
                                                ==========     ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is due primarily to the timing of interest payments and distributions related to the Partnership's investments.

     The decrease in interest and other receivables at March 31, 1996 as compared to December 31, 1995 is primarily due to the timing of collection of 1995 tenant recoveries at the North Rivers Market property.

     The increase in deferred interest receivable at March 31, 1996 as compared to December 31, 1995 is due to the continuing deferral of additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farm Village Center.

     The increase in accounts payable at March 31, 1996 as compared to December 31, 1995 and the increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is attributable primarily to the recognition of additional prior year reimbursable costs to affiliates of the General Partners.

     The decrease in accrued real estate taxes at March 31, 1996 as compared to December 31, 1995 is due to the timing of payment of real estate taxes at the North Rivers Market and Calibre Pointe properties.

     The decrease in other current liabilities at March 31, 1996 as compared to December 31, 1995 is due to a payment made from deposits held for real estate taxes for the Shoppes at Rivergate.

     Interest income increased for the three months ended March 31, 1996 as compared to the same period in 1995 due to additional interest paid in 1996 on the Franklin Farm Village Center note, relating to 1995 operations, collected in April 1996 but not previously accrued, and as interest income is recognized as collected, a higher interest payment rate in effect in 1996 for Riverpoint.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to tenant billing adjustments made in 1996 related to tenant recoveries at the North Rivers Market Shopping Center and decreased occupancy at the Center partially offset by an increase in effective rents and occupancy at Calibre Pointe Apartments.

     The decrease in depreciation expense for the three months ended March 31, 1996 as compared to the same period in 1995 is due to the Calibre Pointe property being classified as held for sale, or disposition as of January 1, 1996.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                        1995                                   1996
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
1.  Calibre Pointe Apartments
      Atlanta, Georgia . . . . .       98%          90%         98%        96%      99%

2.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina . . . . . .       80%          80%         80%        88%      85%

3.  Spring Hill Fashion Center
      Shopping Center
      West Dundee, Illinois. . .       94%*         94%         92%        75%      67%

- -----------------


     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership and its affiliated lenders pursuant to a deed in lieu of foreclosure until May 1995.



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     The following documents are filed as part of this report:

               3-A.    The Prospectus of the Partnership dated July 18,
1986, as supplemented January 27, 1986, April 29, 1986, June 11, 1986, August 14, 1986, September 27, 1986 as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to
Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16253) dated March 19, 1993.

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


                               JMB MORTGAGE PARTNERS, LTD. - III

                               BY:  JMB Realty Corporation
                                    (Corporate General Partner)



                                            GAILEN J. HULL
                                    By:     Gailen J. Hull,
                                            Senior Vice President
                                    Date:   May 10, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                            GAILEN J. HULL
                                            Gailen J. Hull
                                            Principal Accounting Officer
                                    Date:   May 10, 1996