Form 10-Q
period 1996-06-30
JMB MORTGAGE PARTNERS LTD III
filed 1996-08-13
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996       Commission file number 0-16253




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




















                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . .     12



PART II     OTHER INFORMATION


Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     14

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     15










PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS

                                          JUNE 30, 1996 AND DECEMBER 31, 1995

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                      JUNE 30,        DECEMBER 31,
                                                                                       1996              1995
                                                                                   -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 16,232,071        7,538,476
  Interest and other receivables . . . . . . . . . . . . . . . . . . . . . . .           318,263          340,674
  Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           227,395          251,872
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,290           28,769
                                                                                    ------------     ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        16,794,019        8,159,791

Investment property:
  Land. . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . .         3,588,126        9,561,468
  Building and improvements. . . . . . . . . . . . . . . . . . . . . . . . . .         6,717,800       13,743,821
                                                                                    ------------     ------------
                                                                                      10,305,926       23,305,289

  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .          (925,196)      (2,321,280)
                                                                                    ------------     ------------
     Total investment property, net of depreciation. . . . . . . . . . . . . .         9,380,730       20,984,009

Mortgage notes receivable (net of allowance for loan
 loss of $175,165 in 1995) . . . . . . . . . . . . . . . . . . . . . . . . . .        29,221,861       29,221,861
Deferred interest receivable (net of allowances for
 loan loss of $1,691,218 in 1996 and 1995) . . . . . . . . . . . . . . . . . .         1,182,375        1,096,251
Investment in unconsolidated venture, at equity. . . . . . . . . . . . . . . .         3,233,461        3,159,812
Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           168,344          185,368
                                                                                    ------------     ------------
                                                                                    $ 59,980,790       62,807,092
                                                                                    ============     ============

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    141,816           88,880
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            74,069          148,139
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           113,609          205,309
                                                                                    ------------     ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           329,494          442,328
                                                                                    ------------     ------------
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            14,000           34,073
                                                                                    ------------     ------------
  Commitments and contingencies

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           343,494          476,401
                                                                                    ------------     ------------

Venture partner's equity in ventures . . . . . . . . . . . . . . . . . . . . .         3,907,639        8,199,483
Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . .             1,000            1,000
     Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . . . .         3,181,937        2,948,423
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .        (3,288,906)      (3,071,447)
                                                                                    ------------     ------------
                                                                                        (105,969)        (122,024)
                                                                                    ------------     ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . . . .        57,758,561       57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . .        35,621,345       32,031,226
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .       (37,544,280)     (35,536,555)
                                                                                    ------------     ------------
                                                                                      55,835,626       54,253,232
                                                                                    ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . .        55,729,657       54,131,208
                                                                                    ------------     ------------
                                                                                    $ 59,980,790       62,807,092
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




                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      (UNAUDITED)
                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             1996           1995            1996           1995
                                                         -----------     ----------     -----------     ----------
Income:
  Interest income. . . . . . . . . . . . . . . . . .     $   897,168        848,547       1,794,458      1,700,199
  Rental income. . . . . . . . . . . . . . . . . . .         906,235        892,634       1,789,713      1,816,387
                                                         -----------     ----------     -----------     ----------
                                                           1,803,403      1,741,181       3,584,171      3,516,586
                                                         -----------     ----------     -----------     ----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . .          58,086        161,173         116,466        322,346
  Property operating expenses. . . . . . . . . . . .         319,516        341,089         629,982        670,186
  Mortgage investment servicing fees . . . . . . . .          18,632         18,994          36,645         39,128
  Professional services. . . . . . . . . . . . . . .          22,621         24,920          43,621         56,329
  Amortization of deferred expenses. . . . . . . . .           8,512          8,002          17,024         26,759
  General and administrative . . . . . . . . . . . .          85,215         60,871         200,639        109,958
                                                         -----------     ----------     -----------     ----------
                                                             512,582        615,049       1,044,377      1,224,706
                                                         -----------     ----------     -----------     ----------

          Operating earnings (loss). . . . . . . . .       1,290,821      1,126,132       2,539,794      2,291,880

          Partnership's share of
            operations of uncon-
            solidated venture. . . . . . . . . . . .          29,609         50,300          73,648        111,858

          Venture partner's share
            of ventures' operations. . . . . . . . .        (195,768)      (145,656)       (395,337)      (329,173)
                                                         -----------     ----------     -----------     ----------

          Net operating earnings (loss). . . . . . .       1,124,662      1,030,776       2,218,105      2,074,565

Gain on sale of investment properties,
  net of venture partner's share of
  gain of $973,220 . . . . . . . . . . . . . . . . .       1,605,528          --          1,605,528          --
                                                         -----------     ----------     -----------     ----------

          Net earnings (loss)
                                                         $ 2,730,190      1,030,776       3,823,633      2,074,565
                                                         ===========     ==========     ===========     ==========

          Net earnings (loss) per
           limited partnership
           interest:
            Net operating loss . . . . . . . . . . .     $     13.91          14.14           30.67          28.47
            Net gain on sale of
              investment property. . . . . . . . . .           24.36          --              24.36          --
                                                         -----------     ----------     -----------     ----------

                                                         $     38.27          14.14           55.03          28.47
                                                         ===========     ==========     ===========     ==========

          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . . . . .     $     30.00          15.00            30.00         30.00
                                                         ===========     ==========     ===========     ==========











                             See accompanying notes to consolidated financial statements.




                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                      (UNAUDITED)
                                                                                          1996             1995
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,823,633       2,074,565
  Items not requiring cash or cash equivalents:
    Total gain on sale of investment property. . . . . . . . . . . . . . . . . . .      (2,578,748)          --
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         116,466         322,346
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .          17,024          26,759
    Partnership's share of operations of unconsolidated venture,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (73,648)         18,342
    Venture partners' share of ventures' operations and
      gain on sale of its investment property. . . . . . . . . . . . . . . . . . .       1,368,556         329,173
  Changes in:
    Interest and other receivables . . . . . . . . . . . . . . . . . . . . . . . .          21,886         (17,186)
    Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,477           --
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             28,769
    Deferred interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .         (86,124)        (85,507)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          52,409           6,184
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (382,428)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         (74,070)         32,748
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         (91,700)        (18,279)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,661)        (15,541)
                                                                                       ------------   ------------

          Net cash provided by (used in) operating activities. . . . . . . . . . .       2,499,500       2,319,945
                                                                                       ------------   ------------

Cash flows from investing activities:
  Partnership's distributions to venture partners. . . . . . . . . . . . . . . . .           --         (2,093,562)
  Net sales and maturities (purchases) of short-term investments . . . . . . . . .           --         (3,732,378)
  Cash proceeds from sale of investment property, net of
    selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,178,883           --
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . .         (99,204)        (90,408)
  Partnership's contribution to unconsolidated venture . . . . . . . . . . . . . .           --             (3,607)
  Refund of deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --              2,436
                                                                                       ------------   ------------
          Net cash provided in (used in) investing activities. . . . . . . . . . .      14,079,679      (5,917,519)
                                                                                       ------------   ------------
Cash flows from financing activities:
  Distributions to venture partners. . . . . . . . . . . . . . . . . . . . . . . .      (5,660,400)          --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . .      (2,007,725)     (1,957,132)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . .        (217,459)       (217,459)
                                                                                      ------------    ------------
     Net cash used in financing activities . . . . . . . . . . . . . . . . . . . .      (7,885,584)     (2,174,591)
                                                                                      ------------    ------------
     Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . .       8,693,595      (5,772,165)

     Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . .       7,538,476      10,278,236
                                                                                      ------------    ------------
     Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . .    $ 16,232,071       4,506,071
                                                                                      ============    ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . .    $      --              --
                                                                                      ============    ============
  Non-cash investing and financing activities:
   Balance due on mortgage note receivable (net of
    allowance for loan loss of $99,000). . . . . . . . . . . . . . . . . . . . . .    $      --          3,121,072
   Partnership contribution to unconsolidated venture. . . . . . . . . . . . . . .           --              3,607
                                                                                      ------------    ------------
   Net carrying value of investment property (reflected
    as investment in unconsolidated venture) . . . . . . . . . . . . . . . . . . .    $      --          3,124,679
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

                            JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 were as follows:

                                                                  Unpaid at
                                                                  June 30,
                                       1996          1995           1996
                                     --------       ------        ---------
Mortgage investment
  servicing fees . . . . . . . .     $ 36,646       39,128          18,827
Property management
 fees. . . . . . . . . . . . . .       51,311       52,757            --
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary-related
 expenses. . . . . . . . . . . .       44,127       37,690          35,659
                                     --------      -------          ------
                                     $132,084      129,575          54,486
                                     ========      =======          ======

     The General Partners have deferred payment of $679,727 (approximately $10 per Interest) of their distributions of prior net cash flow from the Partnership at June 30, 1996, in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or currently payable do not bear interest.

SPRING HILL FASHION CENTER

     A major tenant, which occupied approximately 24% of the leasable space at the property and which was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill joint venture (the "venture"), however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant. The replacement tenant's occupancy in late June 1996 has resulted in the property being 93% leased occupied at June 30, 1996, up from 67% at March 31, 1996. The venture is conserving its working capital in order to fund certain costs associated with the replacement tenant's move-in. Although, the venture is actively pursuing the sale of this property, there can be no assurance that any satisfactory sale transaction will be completed by the end of 1996.


RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to the Old Navy Clothing Co., for five years with rent commencing July 1996. The borrower had notified the lender that it was experiencing financial difficulties and had approached the Lenders regarding a loan modification. During July 1996, the Lenders and borrowers reached an agreement in principle to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the modification agreement in principle, the scheduled maturity date of the loan would be accelerated to December 31, 1997. Finally, the lenders have agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts (all at premiums to the current principal balance). However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow and real estate tax payments are delinquent; however, the borrower is current in its full monthly debt service payments. The Partnership is recognizing interest income only as collected.

     Subsequent to the end of the quarter, the borrower notified the Lenders that a tenant which operates a dry cleaning plant at the site has leaked a chemical associated with the dry cleaning process that can cause environmental problems if not handled properly. The borrower is currently performing tests to assess the extent of the contamination. At this time, it is not possible to reasonably estimate what the cost of any required remediation. The Lenders do not currently expect that the value of the borrower's property has been materially impaired; however, there can be no assurance that the contamination will not have a material impact on the value of the Lender's security until more information becomes available.


FRANKLIN FARM VILLAGE CENTER

     A tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The Lenders were then informed by the borrower. The Lenders have been informed that the tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner and that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time it is indeterminable what the cost of the clean up will be. The Lenders do not currently expect that the value of the borrower's property has been materially affected. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future.

During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allows the borrower to repay the loan at a predetermined amount (at a premium to the Lender's current principal balances) prior to October 8, 1996. There can be no assurance that such loan will be prepaid. As of the date of the report, no amounts currently due from the borrower of this loan are in arrears.


CALIBRE POINT APARTMENTS

     Calibre Pointe Associates entered into a purchase agreement in April 1996 with an independent third party to sell the property. The sale price of the apartments was $14,450,000, paid in cash at closing on May 30, 1996.

Calibre Pointe Associates will recognize a gain of approximately $2,578,000 for financial reporting purposes in 1996, of which approximately $1,605,000 will be allocable to the Partnership. Calibre Pointe Associates expects to recognize a gain of approximately $2,200,000 for Federal income tax purposes in 1996 of which approximately $1,370,000 will be allocable to the Partnership.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $983,667 and $904,947 of revenues and $379,002 and $594,373 of operating expenses for the six months ended June 30, 1996 and 1995 (reflected as a component of the Partnership's share of operations of unconsolidated ventures). The property had a net carrying value of approximately $11,580,000 at June 30, 1996.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 83% at June 30, 1996. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near term.


SHOPPES AT RIVERGATE

     In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shoppes at Rivergate. The portion of the shopping center undamaged by the tornado continued to operate while the damaged portion was being repaired. Substantially all of the loss, including any loss caused by business interruption, is expected to be covered by the borrower's insurance. The borrower has substantially rebuilt the damaged portions of the center with funds provided by the insurance company and the property is currently 97% occupied. Subsequent to the end of the quarter, a tenant which occupied approximately 15,400 square feet vacated its space prior to its lease expiration, decreasing the occupancy to 89%. Total costs to repair the center are estimated to be approximately $1,200,000 of which approximately $1,080,000 has been spent as of June 30, 1996. As of the date of this report, the borrower is current with all payments due to the Partnership.


SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for Shoppes at Rivergate, Riverpoint Center and Franklin Farm Village Center shopping centers for the six months ended June 30, 1996 and 1995. Such properties secure the participating first mortgage investments made by the Partnership.

                                                   1996            1995
                                                ----------      ---------

     Total revenues. . . . . . . . . . . . .    $4,147,591      4,053,636
                                                ==========      =========
     Net income (loss) . . . . . . . . . . .    $  302,426        164,544
                                                ==========      =========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.



PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3,070 Interests in the Partnership at between $450 and $500 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 896 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer(s) and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is due primarily to the temporary investment of approximately $9,340,000 representing the Partnership's share of the sales proceeds received from Calibre Pointe Apartments in May 1996.

     The decreases in prepaid expenses, land, building and improvements, accumulated depreciation, accrued real estate taxes, other current liabilities, and tenant security deposits at June 30, 1996 as compared to December 31, 1995 is primarily due to the May 30, 1996 sale of Calibre Pointe Apartments.

     The increase in deferred interest receivable at June 30, 1996 as compared to December 31, 1995 is due to the continuing deferral of additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farm Village Center.

     Interest income increased for the three and six months ended June 30, 1996 as compared to the same period in 1995 due primarily to additional interest paid in 1996 on the Franklin Farm Village Center note, relating to 1995 operations, not previously accrued, (as interest income is recognized as collected), and due to a higher interest payment rate in effect for Riverpoint in 1996.

     The decreases in depreciation expense for the three and six months ended June 30, 1996 as compared to the same period in 1995 is due to the Calibre Pointe property being classified as held for sale or disposition as of January 1, 1996.

     The increases in general and administrative expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The decrease in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is attributable primarily to the decrease in rental income at the Spring Hill Fashion Center due to a decrease in average occupancy arising from the vacating of a major tenant during the fourth quarter of 1995. The Spring Hill joint venture executed a ten-year lease in February 1996 with a replacement tenant for this space at rental rates lower than those of the former tenant, with the replacement tenant taking occupancy in late June 1996.



PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                        1995                                   1996
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----
1.  Calibre Pointe Apartments
      Atlanta, Georgia . . . . .       98%          90%         98%        96%      99%      N/A

2.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina . . . . . .       80%          80%         80%        88%      85%      83%

3.  Spring Hill Fashion Center
      Shopping Center
      West Dundee, Illinois. . .       94%*         94%         92%        75%      67%      93%

- -----------------


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     *  This property was reflected as owned at March 31, 1995 although title did not transfer to the Partnership and its affiliated lenders (through a joint venture) pursuant to a deed in lieu of foreclosure until May 1995.





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

               3-C.    Acknowledgement of rights and duties of the General
Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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

               10-G.   Real Property Purchase Agreement between Calibre
Pointe Associates and Security Capital Atlantic Incorporated, dated April 29, 1996 are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-16253) dated May 30, 1996.

               27.     Financial Data Schedule




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


                               JMB MORTGAGE PARTNERS, LTD. - III

                               BY:  JMB Realty Corporation
                                    (Corporate General Partner)



                                            GAILEN J. HULL
                                    By:     Gailen J. Hull,
                                            Senior Vice President
                                    Date:   August 9, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                            GAILEN J. HULL
                                            Gailen J. Hull
                                            Principal Accounting Officer
                                    Date:   August 9, 1996