Form 10-Q/A
period 1996-06-30
JMB MORTGAGE PARTNERS LTD III
filed 1996-08-26
CIK 763820

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10Q/A

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






     The undersigned registrant hereby amends the following sections of its Report for the quarter ended June 30, 1996 on Form 10-Q as set forth in the pages attached hereto:


      ITEM 1.     FINANCIAL STATEMENTS

                         Pages 3 to 12


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JMB MORTGAGE PARTNERS, LTD. - III

                        By:    JMB Realty Corporation
                               (Corporate General Partner)



                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  August 26, 1996









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
                                                                 ============ ============

                               JMB MORTGAGE PARTNERS, LTD. - III
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  JUNE 30,     DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $    141,816       88,880
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         74,069      148,139
  Other current liabilities. . . . . . . . . . . . . . . . . .        113,609      205,309
                                                                 ------------ ------------
     Total current liabilities . . . . . . . . . . . . . . . .        329,494      442,328
                                                                 ------------ ------------
  Tenant security deposits . . . . . . . . . . . . . . . . . .         14,000       34,073
                                                                 ------------ ------------
  Commitments and contingencies

     Total liabilities . . . . . . . . . . . . . . . . . . . .        343,494      476,401
                                                                 ------------ ------------

Venture partner's equity in ventures . . . . . . . . . . . . .      3,907,639    8,199,483
Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . .          1,000        1,000
     Cumulative net earnings (losses). . . . . . . . . . . . .      3,181,937    2,948,423
     Cumulative cash distributions . . . . . . . . . . . . . .     (3,288,906)  (3,071,447)
                                                                 ------------ ------------
                                                                     (105,969)    (122,024)
                                                                 ------------ ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . .     57,758,561   57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . .     35,621,345   32,031,226
     Cumulative cash distributions . . . . . . . . . . . . . .    (37,544,280) (35,536,555)
                                                                 ------------ ------------
                                                                   55,835,626   54,253,232
                                                                 ------------ ------------
        Total partners' capital accounts (deficits). . . . . .     55,729,657   54,131,208
                                                                 ------------ ------------
                                                                 $ 59,980,790   62,807,092
                                                                 ============ ============

                 See accompanying notes to consolidated financial statements.
                                               4

                               JMB MORTGAGE PARTNERS, LTD. - III
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Income:
  Interest income. . . . . . . . . . . . . $   897,168      848,547   1,794,458    1,700,199
  Rental income. . . . . . . . . . . . . .     906,235      892,634   1,789,713    1,816,387
                                           -----------   ---------- -----------   ----------
                                             1,803,403    1,741,181   3,584,171    3,516,586
                                           -----------   ---------- -----------   ----------
Expenses:
  Depreciation . . . . . . . . . . . . . .      58,086      161,173     116,466      322,346
  Property operating expenses. . . . . . .     319,516      341,089     629,982      670,186
  Mortgage investment servicing fees . . .      18,632       18,994      36,645       39,128
  Professional services. . . . . . . . . .      22,621       24,920      43,621       56,329
  Amortization of deferred expenses. . . .       8,512        8,002      17,024       26,759
  General and administrative . . . . . . .      85,215       60,871     200,639      109,958
                                           -----------   ---------- -----------   ----------
                                               512,582      615,049   1,044,377    1,224,706
                                           -----------   ---------- -----------   ----------

          Operating earnings (loss). . . .   1,290,821    1,126,132   2,539,794    2,291,880

          Partnership's share of
            operations of uncon-
            solidated venture. . . . . . .      29,609       50,300      73,648      111,858

          Venture partner's share
            of ventures' operations. . . .    (195,768)    (145,656)   (395,337)    (329,173)
                                           -----------   ---------- -----------   ----------

          Net operating earnings (loss). .   1,124,662    1,030,776   2,218,105    2,074,565


                               JMB MORTGAGE PARTNERS, LTD. - III
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Gain on sale of investment properties,
  net of venture partner's share of
  gain of $973,220 . . . . . . . . . . . .   1,605,528        --      1,605,528        --
                                           -----------   ---------- -----------   ----------

          Net earnings (loss)
                                           $ 2,730,190    1,030,776   3,823,633    2,074,565
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
                                           ===========   ========== ===========   ==========











                 See accompanying notes to consolidated financial statements.
                                               6


                               JMB MORTGAGE PARTNERS, LTD. - III
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$  3,823,633     2,074,565
  Items not requiring cash or cash equivalents:
    Total gain on sale of investment property. . . . . . . . . . .  (2,578,748)        --
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     116,466       322,346
    Amortization of deferred expenses. . . . . . . . . . . . . . .      17,024        26,759
    Partnership's share of operations of unconsolidated venture,
      net of distributions . . . . . . . . . . . . . . . . . . . .     (73,648)       18,342
    Venture partners' share of ventures' operations and
      gain on sale of its investment property. . . . . . . . . . .   1,368,556       329,173
  Changes in:
    Interest and other receivables . . . . . . . . . . . . . . . .      21,886       (17,186)
    Due from affiliates. . . . . . . . . . . . . . . . . . . . . .      24,477         --
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .       --           28,769
    Deferred interest receivable . . . . . . . . . . . . . . . . .     (86,124)      (85,507)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      52,409         6,184
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .       --         (382,428)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .     (74,070)       32,748
    Other current liabilities. . . . . . . . . . . . . . . . . . .     (91,700)      (18,279)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (20,661)      (15,541)
                                                                   ------------ ------------

          Net cash provided by (used in) operating activities. . .   2,499,500     2,319,945
                                                                   ------------ ------------

Cash flows from investing activities:
  Partnership's distributions to venture partners. . . . . . . . .       --       (2,093,562)
  Net sales and maturities (purchases) of short-term investments .       --       (3,732,378)
  Cash proceeds from sale of investment property, net of
    selling expenses . . . . . . . . . . . . . . . . . . . . . . .  14,178,883         --
  Additions to investment properties . . . . . . . . . . . . . . .     (99,204)      (90,408)
  Partnership's contribution to unconsolidated venture . . . . . .       --           (3,607)
  Refund of deferred costs . . . . . . . . . . . . . . . . . . . .       --            2,436
                                                                   ------------ ------------
          Net cash provided in (used in) investing activities. . .  14,079,679    (5,917,519)
                                                                   ------------ ------------

                               JMB MORTGAGE PARTNERS, LTD. - III
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from financing activities:
  Distributions to venture partners. . . . . . . . . . . . . . . .  (5,660,400)        --
  Distributions to limited partners. . . . . . . . . . . . . . . .  (2,007,725)   (1,957,132)
  Distributions to general partners. . . . . . . . . . . . . . . .    (217,459)     (217,459)
                                                                  ------------  ------------
     Net cash used in financing activities . . . . . . . . . . . .  (7,885,584)   (2,174,591)
                                                                  ------------  ------------
     Net increase (decrease) in cash and cash equivalents. . . . .   8,693,595    (5,772,165)

     Cash and cash equivalents, beginning of year. . . . . . . . .   7,538,476    10,278,236
                                                                  ------------  ------------
     Cash and cash equivalents, end of period. . . . . . . . . . .$ 16,232,071     4,506,071
                                                                  ============  ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$      --            --
                                                                  ============  ============
  Non-cash investing and financing activities:
   Balance due on mortgage note receivable (net of
    allowance for loan loss of $99,000). . . . . . . . . . . . . .$      --        3,121,072
   Partnership contribution to unconsolidated venture. . . . . . .       --            3,607
                                                                  ------------  ------------
   Net carrying value of investment property (reflected
    as investment in unconsolidated venture) . . . . . . . . . . .$      --        3,124,679
                                                                  ============  ============















                 See accompanying notes to consolidated financial statements.
                                               8

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


RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to the Old Navy Clothing Co., for five years with rent commencing July 1996. The borrower had notified the Lenders that it was experiencing financial difficulties and had approached the Lenders regarding a loan modification. During July 1996, the Lenders and borrowers reached an agreement in principle to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the modification agreement in principle, the scheduled maturity date of the loan would be accelerated to December 31, 1997. Finally, the lenders have agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. Repayment of the loan per such agreement would yield the Lenders, when paid, an amount less than what would otherwise be due per the original terms of the mortgage loan. However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow and real estate tax payments are delinquent; however, the borrower is current in its full monthly debt service payments. The Partnership is recognizing interest income only as collected.

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

During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allows the borrower to repay the loan at a predetermined amount prior to October 8, 1996. If the loan is repaid pursuant to such agreement, the Lenders will receive an amount less than what would otherwise be due under the terms of the original mortgage loan. There can be no assurance that such loan will be prepaid. However, effective July 1996, the Partnership is recognizing income only as collected. As of the date of the report, no amounts currently due from the borrower of this loan are in arrears.


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

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying consolidated financial statements include $983,667 and $904,947 of revenues and $379,002 and $594,373 of operating expenses for the six months ended June 30, 1996 and 1995 (reflected as a component of the Partnership's share of operations of unconsolidated ventures). The property had a net carrying value of approximately $11,580,000 at December 31, 1995.


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


SHOPPES AT RIVERGATE

     In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shoppes at Rivergate. The portion of the shopping center undamaged by the tornado continued to operate while the damaged portion was being repaired. Substantially all of the loss, including any loss caused by business interruption, is expected to be covered by the borrower's insurance. The borrower has substantially rebuilt the damaged portions of the center with funds provided by the insurance company and the property is currently 97% occupied. Subsequent to the end of the quarter, a tenant which occupied approximately 15,400 square feet vacated its space prior to its lease expiration, decreasing the occupancy to 89%. Total costs to repair the center are estimated to be approximately $1,200,000, of which approximately $1,080,000 has been spent as of June 30, 1996. As of the date of this report, the borrower is current with all payments due to the Partnership.

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

