Form 10-Q
period 1996-09-30
JMB MORTGAGE PARTNERS LTD III
filed 1996-11-08
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1996                  Commission file number 0-16253




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  8,359,856      7,538,476
  Interest and other receivables. . . . . . . . . . . . . . . . . . . .          176,566        340,674
  Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . .          312,944        251,872
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           16,290         28,769
                                                                            ------------   ------------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . .        8,865,656      8,159,791

Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,588,126      9,561,468
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .        6,823,323     13,743,821
                                                                            ------------   ------------
                                                                              10,411,449     23,305,289

  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .         (983,909)    (2,321,280)
                                                                            ------------   ------------
     Total investment property, net of depreciation . . . . . . . . . .        9,427,540     20,984,009

Mortgage notes receivable (net of allowance for loan
 loss of $111,000 in 1996 and $175,165 in 1995) . . . . . . . . . . . .       29,110,861     29,221,861
Deferred interest receivable (net of allowance for
 loan loss of $1,691,218 in 1996 and 1995). . . . . . . . . . . . . . .        1,170,603      1,096,251
Investment in unconsolidated venture, at equity . . . . . . . . . . . .        3,160,109      3,159,812
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          159,832        185,368
                                                                            ------------   ------------
                                                                            $ 51,894,601     62,807,092
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    119,346         88,880
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          111,104        148,139
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          150,438        205,309
                                                                            ------------   ------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . .          380,888        442,328
                                                                            ------------   ------------
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           14,000         34,073
                                                                            ------------   ------------
  Commitments and contingencies

     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          394,888        476,401
                                                                            ------------   ------------

Venture partner's equity in ventures. . . . . . . . . . . . . . . . . .        3,727,338      8,199,483
Partners' capital accounts:
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
     Cumulative net earnings (losses) . . . . . . . . . . . . . . . . .        3,180,968      2,948,423
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (3,288,906)    (3,071,447)
                                                                            ------------   ------------
                                                                                (106,938)      (122,024)
                                                                            ------------   ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs . . . . . . . . . . .       57,758,561     57,758,561
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .       36,145,932     32,031,226
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (46,025,180)   (35,536,555)
                                                                            ------------   ------------
                                                                              47,879,313     54,253,232
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       47,772,375     54,131,208
                                                                            ------------   ------------
                                                                            $ 51,894,601     62,807,092
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



                                      JMB MORTGAGE PARTNERS, LTD. - III
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $   706,968       834,164     2,501,426     2,534,363
  Rental income . . . . . . . . . . . . . . . . .      412,546       924,587     2,202,259     2,740,974
                                                   -----------    ----------   -----------    ----------
                                                     1,119,514     1,758,751     4,703,685     5,275,337
                                                   -----------    ----------   -----------    ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . .       58,714       161,172       175,180       483,518
  Property operating expenses . . . . . . . . . .      168,443       391,889       798,425     1,062,075
  Mortgage investment servicing fees. . . . . . .       18,525        18,524        55,170        57,652
  Professional services . . . . . . . . . . . . .       29,752         7,259        73,373        63,588
  Amortization of deferred expenses . . . . . . .        8,512         7,961        25,536        34,720
  General and administrative. . . . . . . . . . .       69,925       113,718       270,564       223,676
  Provision for value impairment. . . . . . . . .        --        2,300,000         --        2,300,000
  Provision for loan loss . . . . . . . . . . . .      111,000         --          111,000         --
                                                   -----------    ----------   -----------    ----------
                                                       464,871     3,000,523     1,509,248     4,225,229
                                                   -----------    ----------   -----------    ----------

          Operating earnings (loss) . . . . . . .      654,643    (1,241,772)    3,194,437     1,050,108

      Partnership's share of
        operations of uncon-
        solidated venture . . . . . . . . . . . .      (73,351)       64,858            297      176,716

      Venture partner's share
         of ventures' operations. . . . . . . . .      (71,768)      632,427      (467,105)      303,254
                                                   -----------    ----------   -----------    ----------

          Net operating earnings (loss) . . . . .      509,524      (544,487)    2,727,629     1,530,078
Gain on sale of investment properties,
  net of venture partner's share of
  gain of $982,802. . . . . . . . . . . . . . . .        --            --        1,619,622         --
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   509,524      (544,487)    4,347,251     1,530,078
                                                   ===========    ==========   ===========    ==========

          Net earnings (loss) per
           limited partnership
           interest:
            Net operating loss. . . . . . . . . .  $      7.82        (10.02)        38.49         18.45
            Net gain on sale of
              investment property . . . . . . . .        --            --            24.58         --
                                                   -----------    ----------   -----------    ----------

                                                   $      7.82        (10.02)        63.07         18.45
                                                   ===========    ==========   ===========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $    130.00         15.00        160.78         45.00
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




                                      JMB MORTGAGE PARTNERS, LTD. - III
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,347,251       1,530,078
  Items not requiring cash or cash equivalents:
    Total gain on sale of investment property . . . . . . . . . . . . . . .    (2,601,265)          --
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       175,180         483,518
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        25,536          34,720
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .         --          2,300,000
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .       111,000           --
    Partnership's share of operations of unconsolidated venture,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .          (297)        (46,516)
    Venture partners' share of ventures' operations and
      gain on sale of investment property . . . . . . . . . . . . . . . . .     1,449,907        (303,254)
  Changes in:
    Interest and other receivables. . . . . . . . . . . . . . . . . . . . .       164,108         152,450
    Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,072)       (151,607)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (13,020)
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .       (74,352)       (125,757)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,803          22,575
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (366,280)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       (37,035)         26,541
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .       (54,871)         (2,661)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (20,662)        (14,281)
                                                                             ------------    ------------

          Net cash provided by (used in) operating activities . . . . . . .     3,478,231       3,526,506
                                                                             ------------    ------------

Cash flows from investing activities:
  Partnership's distributions to venture partners . . . . . . . . . . . . .         --         (2,093,561)
  Net sales and maturities (purchases) of short-term investments. . . . . .         --            253,597
  Cash proceeds from sale of investment property, net of
    selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,176,011           --
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (204,727)       (151,614)
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .         --             (3,607)
  Refund of deferred costs. . . . . . . . . . . . . . . . . . . . . . . . .         --              2,436
                                                                             ------------    ------------
          Net cash provided in (used in) investing activities . . . . . . .    13,971,284      (1,992,749)
                                                                             ------------    ------------
Cash flows from financing activities:
  Distributions to venture partners . . . . . . . . . . . . . . . . . . . .    (5,922,051)          --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (10,488,625)     (2,935,698)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (217,459)       (326,188)
                                                                             ------------    ------------
     Net cash used in financing activities. . . . . . . . . . . . . . . . .   (16,628,135)     (3,261,886)
                                                                             ------------    ------------
     Net increase (decrease) in cash and cash equivalents . . . . . . . . .       821,380      (1,728,129)

     Cash and cash equivalents, beginning of year . . . . . . . . . . . . .     7,538,476      10,278,236
                                                                             ------------    ------------
     Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $  8,359,856       8,550,107
                                                                             ============    ============
Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============    ============
  Non-cash investing and financing activities:
     Balance due on mortgage note receivable (net of
      allowance for loan loss of $99,000) . . . . . . . . . . . . . . . . .  $      --          3,121,072
     Partnership contribution to unconsolidated venture . . . . . . . . . .         --              3,607
                                                                             ------------    ------------
       Net carrying value of investment property (reflected
         as investment in unconsolidated venture) . . . . . . . . . . . . .  $      --          3,124,679
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996         1995         1996
                                 --------      ------    -------------
Mortgage investment
  servicing fees. . . . . . .    $ 55,170      57,652        36,797
Property management
 fees . . . . . . . . . . . .      73,544      73,678         --
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary-related
 expenses . . . . . . . . . .      66,553     133,605        57,906
                                 --------     -------        ------
                                 $195,267     264,935        94,703
                                 ========     =======        ======

     The General Partners have deferred payment of $679,727 (approximately $10 per Interest) of their distributions of prior net cash flow from the Partnership at September 30, 1996, in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or currently payable do not bear interest.


SPRING HILL FASHION CENTER

     A major tenant, which occupied approximately 24% of the leasable space at the property and was operating under Chapter 11 bankruptcy protection, did not exercise its renewal option when its lease expired in October 1995 and vacated its space. The Spring Hill joint venture (the "venture"), however, executed a ten-year lease (in February 1996) with a replacement tenant for this space at rental rates lower than those of the former tenant. The replacement tenant's occupancy in late June 1996 has resulted in the property being 95% leased and occupied at September 30, 1996, up from 75% at December 31, 1995. The venture is conserving its working capital in order to fund certain costs associated with the replacement tenant's move-in.

     The property was classified as held for sale as of July 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $297 and $176,716 of operations of unconsolidated venture for the nine months ended September 30, 1996 and 1995, respectively. Such asset had a net carrying value of $3,160,109 and $3,159,812 at September 30, 1996 and December 31, 1995,
respectively.

     In October 1996, the venture finalized a contract with a potential purchaser for the sale of this property. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. If the transaction is consummated under the current proposed terms, the venture would recognize a loss for Federal income tax reporting purposes and a loss of approximately $400,000 for financial reporting purposes. Accordingly, as a matter of prudent accounting practice, the venture has recognized this amount as a $400,000 provision for value impairment at September 30, 1996, of which $130,200 has been allocated to the Partnership. There can be no assurance, however, that the final sale agreement will not differ materially from the present agreement, or that the sale of the property will be consummated on any terms.


RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to the Old Navy Clothing Co., for five years and rent commenced in July 1996. The borrower had notified the Lenders that it was experiencing financial difficulties and had approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrowers finalized a loan modification whereby they reached an agreement to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the modification agreement, the scheduled maturity date of the loan has been accelerated to December 31, 1997. Finally, the Lenders have agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. Since 1992, the Partnership has been recognizing interest income only as collected. However, as repayment of the loan per such agreement would yield the Lenders, when paid, an amount less than the current carrying amount of the loan, the Partnership, as a matter of prudent accounting practice, has recognized as of July 1, 1996 an additional provision for loan loss of $111,000. However, there can be no assurance that the loan will be repaid prior to its revised maturity date of December 1997 pursuant to such agreement.

     During the third quarter, the borrower notified the Lenders that a tenant which operates a dry cleaning plant at the site has leaked a chemical associated with the dry cleaning process that can cause environmental problems if not handled properly. The Lenders have been advised that the tenant and borrower are currently remediating the problem.

The Lenders do not currently expect that the value of the borrower's property has been materially impaired.


FRANKLIN FARM VILLAGE CENTER

     During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allowed the borrower to repay the loan at a predetermined amount prior to November 8, 1996. Pursuant to such agreement, the Lenders received $16,275,000 on October 30, 1996 as payment in full of all principal and accrued interest due on the original mortgage loan. Accordingly, the Partnership has recognized for the nine months ended September 30, 1996 basic and simple accrued interest of approximately $383,000 based upon the amounts subsequently received in satisfaction of the loan rather than what would otherwise have been due under the original loan terms. Although such repayment is not expected to result in a gain or loss for financial reporting purposes, the Partnership expects to report a loss on repayment of approximately $69,000 for Federal income tax reporting purposes in 1996.


CALIBRE POINT APARTMENTS

     Calibre Pointe Associates sold the property on May 30, 1996 for $14,450,000, paid in cash at closing. Calibre Pointe Associates has recognized a gain of $2,601,265 for financial reporting purposes and expects to recognize a gain of approximately $2,200,000 for Federal income tax purposes in 1996. The Partnership has recognized a gain of $1,619,622 for financial reporting purposes and expects to recognize a gain of approximately $1,370,000 for Federal income tax purposes in 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued
depreciation.   The accompanying consolidated financial statements include
$998,678 and $1,632,214 of revenues and $384,478 and $621,202 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of approximately $11,580,000 at December 31, 1995.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy was 83% at September 30, 1996. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near-term.


SHOPPES AT RIVERGATE

     In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shoppes at Rivergate. The portion of the shopping center undamaged by the tornado continued to operate while the damaged portion was being repaired. Substantially all of the loss, including any loss caused by business interruption, was covered by the borrower's insurance. The borrower has substantially rebuilt the damaged portions of the center with funds provided by the insurance company and the property has been restored to full operations. Total costs to repair the center were approximately $1,200,000, substantially all of which has been spent as of September 30, 1996. As of the date of this report, the borrower is current with all payments due to the Partnership.


SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for Shoppes at Rivergate, Riverpoint Center and Franklin Farm Village Center shopping centers for the nine months ended September 30, 1996 and 1995. Such properties secure the participating first mortgage investments made by the Partnership.

                                              1996          1995
                                           ----------    ---------

     Total revenues . . . . . . . . . .    $6,071,581    5,711,066
                                           ==========    =========
     Net income (loss). . . . . . . . .    $ (222,023)       1,099
                                           ==========    =========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.



PART I.FINANCIAL INFORMATION

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3,070 Interests in the Partnership at between $450 and $500 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 896 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     After reviewing the properties and competitive market places in the portfolio, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decreases in interest and other receivables, prepaid expenses, land, building and improvements, accumulated depreciation, accrued real estate taxes, other current liabilities, and tenant security deposits at September 30, 1996 as compared to December 31, 1995 is primarily due to the May 30, 1996 sale of Calibre Pointe Apartments.

     The increase in deferred interest receivable at September 30, 1996 as compared to December 31, 1995 is due to the deferral in 1996 of certain additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farm Village Center.

     The decreases in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are due to the Partnership recognizing interest income only as collected on the River Point and Franklin Farm Village Center mortgage loans.

     The decreases in rental income and property operating expenses, for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are primarily due to the May 30, 1996 sale of Calibre Pointe Apartments.

     The decreases in depreciation expense for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 are due to the Calibre Pointe property being classified as held for sale or disposition as of January 1, 1996 and its subsequent sale in May 1996.

     The increase in professional services for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are primarily due to expenses incurred in connection with tender offer matters discussed above.

     The increases in general and administrative expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The provision for value impairment of $2,300,000 was due to such provision being recorded at the North Rivers Market property at September 30, 1995.

     The decreases in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are attributable primarily to a provision for value impairment recorded at Spring Hill at September 30, 1996 in the amount of $400,000 of which the partnership's share is $130,200 and to the decrease in rental income at the Spring Hill Fashion Center due to a decrease in average occupancy arising from the vacating of a major tenant during the fourth quarter of 1995. The Spring Hill joint venture executed a ten-year lease in February 1996 with a replacement tenant for this space at rental rates lower than those of the former tenant, with the replacement tenant taking occupancy in late June 1996.

     The increases in venture partner's share of ventures' operations for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are primarily due to the $770,000 portion of the North Rivers Market value impairment allocated to the venture partner at September 30, 1995.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1.  Calibre Pointe Apartments
      Atlanta, Georgia. . . .       98%        90%        98%       96%     99%      N/A     N/A

2.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina. . . . .       80%        80%        80%       88%     85%      83%     83%

3.  Spring Hill Fashion Center
      Shopping Center
      West Dundee, Illinois .       94%*       94%        92%       75%     67%      93%     95%

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

              3-C.   Acknowledgement of rights and duties of the General
Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-16253) dated August 9, 1996.

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

              27.    Financial Data Schedule


      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


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


                            JMB MORTGAGE PARTNERS, LTD. - III

                            BY:  JMB Realty Corporation
                                 (Corporate General Partner)



                                        GAILEN J. HULL
                                 By:    Gailen J. Hull,
                                        Senior Vice President
                                 Date:  November 8, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                        GAILEN J. HULL
                                        Gailen J. Hull
                                        Principal Accounting Officer
                                 Date:  November 8, 1996