Form 10-Q/A
period 1996-09-30
JMB MORTGAGE PARTNERS LTD III
filed 1996-11-22
CIK 763820

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




     The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:


     Item 1.  Financial Statements. Pages 3 through 11

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 12 and 13

     Item 6.  Exhibits and Reports on Form 8-K.  Pages 15 and 16
              (and exhibits thereto)


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




Dated:  November 21, 1996





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

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  8,359,856      7,538,476
  Interest and other receivables. . . . . . . . . . . . . . . . . . . .          176,566        340,674
  Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . .          312,944        251,872
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           16,290         28,769
                                                                            ------------   ------------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . .        8,865,656      8,159,791

Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,588,126      9,561,468
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .        6,823,323     13,743,821
                                                                            ------------   ------------
                                                                              10,411,449     23,305,289

  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .         (983,909)    (2,321,280)
                                                                            ------------   ------------
     Total investment property, net of depreciation . . . . . . . . . .        9,427,540     20,984,009

Mortgage notes receivable (net of allowance for loan
 loss of $111,000 in 1996 and $175,165 in 1995) . . . . . . . . . . . .       29,110,861     29,221,861
Deferred interest receivable (net of allowance for
 loan loss of $1,691,218 in 1996 and 1995). . . . . . . . . . . . . . .        1,170,603      1,096,251
Investment in unconsolidated venture, at equity . . . . . . . . . . . .        3,038,046      3,159,812
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          159,832        185,368
                                                                            ------------   ------------
                                                                            $ 51,772,538     62,807,092
                                                                            ============   ============

                                      JMB MORTGAGE PARTNERS, LTD. - III
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    119,346         88,880
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          111,104        148,139
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          150,438        205,309
                                                                            ------------   ------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . .          380,888        442,328
                                                                            ------------   ------------
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .           14,000         34,073
                                                                            ------------   ------------
  Commitments and contingencies

     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          394,888        476,401
                                                                            ------------   ------------

Venture partner's equity in ventures. . . . . . . . . . . . . . . . . .        3,727,338      8,199,483
Partners' capital accounts:
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
     Cumulative net earnings (losses) . . . . . . . . . . . . . . . . .        3,180,968      2,948,423
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (3,288,906)    (3,071,447)
                                                                            ------------   ------------
                                                                                (106,938)      (122,024)
                                                                            ------------   ------------

Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs . . . . . . . . . . .       57,758,561     57,758,561
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .       36,023,869     32,031,226
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (46,025,180)   (35,536,555)
                                                                            ------------   ------------
                                                                              47,757,250     54,253,232
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       47,650,312     54,131,208
                                                                            ------------   ------------
                                                                            $ 51,772,538     62,807,092
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

                                      JMB MORTGAGE PARTNERS, LTD. - III
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $   706,968       834,164     2,501,426     2,534,363
  Rental income . . . . . . . . . . . . . . . . .      412,546       924,587     2,202,259     2,740,974
                                                   -----------    ----------   -----------    ----------
                                                     1,119,514     1,758,751     4,703,685     5,275,337
                                                   -----------    ----------   -----------    ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . .       58,714       161,172       175,180       483,518
  Property operating expenses . . . . . . . . . .      168,443       391,889       798,425     1,062,075
  Mortgage investment servicing fees. . . . . . .       18,525        18,524        55,170        57,652
  Professional services . . . . . . . . . . . . .       29,752         7,259        73,373        63,588
  Amortization of deferred expenses . . . . . . .        8,512         7,961        25,536        34,720
  General and administrative. . . . . . . . . . .       69,925       113,718       270,564       223,676
  Provision for value impairment. . . . . . . . .        --        2,300,000         --        2,300,000
  Provision for loan loss . . . . . . . . . . . .      111,000         --          111,000         --
                                                   -----------    ----------   -----------    ----------
                                                       464,871     3,000,523     1,509,248     4,225,229
                                                   -----------    ----------   -----------    ----------

          Operating earnings (loss) . . . . . . .      654,643    (1,241,772)    3,194,437     1,050,108

      Partnership's share of
        operations of uncon-
        solidated venture . . . . . . . . . . . .     (195,414)       64,858      (121,766)      176,716

      Venture partner's share
         of ventures' operations. . . . . . . . .      (71,768)      632,427      (467,105)      303,254
                                                   -----------    ----------   -----------    ----------

          Net operating earnings (loss) . . . . .      387,461      (544,487)    2,605,566     1,530,078

                                      JMB MORTGAGE PARTNERS, LTD. - III
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Gain on sale of investment properties,
  net of venture partner's share of
  gain of $982,802. . . . . . . . . . . . . . . .        --            --        1,619,622         --
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   387,461      (544,487)    4,225,188     1,530,078
                                                   ===========    ==========   ===========    ==========

          Net earnings (loss) per
           limited partnership
           interest:
            Net operating loss. . . . . . . . . .  $      5.96        (10.02)        36.63         18.45
            Net gain on sale of
              investment property . . . . . . . .        --            --            24.58         --
                                                   -----------    ----------   -----------    ----------

                                                   $      5.96        (10.02)        61.21         18.45
                                                   ===========    ==========   ===========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $    130.00         15.00        160.78         45.00
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

                                      JMB MORTGAGE PARTNERS, LTD. - III
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,225,188       1,530,078
  Items not requiring cash or cash equivalents:
    Total gain on sale of investment property . . . . . . . . . . . . . . .    (2,601,265)          --
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       175,180         483,518
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        25,536          34,720
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .         --          2,300,000
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .       111,000           --
    Partnership's share of operations of unconsolidated venture,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .       121,766         (46,516)
    Venture partners' share of ventures' operations and
      gain on sale of investment property . . . . . . . . . . . . . . . . .     1,449,907        (303,254)
  Changes in:
    Interest and other receivables. . . . . . . . . . . . . . . . . . . . .       164,108         152,450
    Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,072)       (151,607)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (13,020)
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .       (74,352)       (125,757)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,803          22,575
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (366,280)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       (37,035)         26,541
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .       (54,871)         (2,661)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (20,662)        (14,281)
                                                                             ------------    ------------
          Net cash provided by (used in) operating activities . . . . . . .     3,478,231       3,526,506
                                                                             ------------    ------------
Cash flows from investing activities:
  Partnership's distributions to venture partners . . . . . . . . . . . . .         --         (2,093,561)
  Net sales and maturities (purchases) of short-term investments. . . . . .         --            253,597
  Cash proceeds from sale of investment property, net of
    selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,176,011           --
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (204,727)       (151,614)
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .         --             (3,607)
  Refund of deferred costs. . . . . . . . . . . . . . . . . . . . . . . . .         --              2,436
                                                                             ------------    ------------
          Net cash provided in (used in) investing activities . . . . . . .    13,971,284      (1,992,749)
                                                                             ------------    ------------

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

     The property was classified as held for sale as of July 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include ($121,766) and $176,716 of operations of unconsolidated venture for the nine months ended September 30, 1996 and 1995, respectively. Such asset had a net carrying value of $3,038,046 and $3,159,812 at September 30, 1996 and December 31, 1995,
respectively.

     In October 1996, the venture finalized a contract with a potential purchaser for the sale of this property. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. If the transaction is consummated under the current proposed terms, the venture would recognize a loss for Federal income tax reporting purposes and a loss of approximately $775,000 for financial reporting purposes. Accordingly, as a matter of prudent accounting practice, the venture has recognized this amount as a $775,000 provision for value impairment at September 30, 1996, of which $252,263 has been allocated to the Partnership. There can be no assurance, however, that the final sale agreement will not differ materially from the present agreement, or that the sale of the property will be consummated on any terms.


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

     The decreases in rental income and property operating expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are primarily due to the May 30, 1996 sale of Calibre Pointe Apartments.

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

     The decreases in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are attributable primarily to a provision for value impairment recorded at Spring Hill at September 30, 1996 in the amount of $775,000 of which the Partnership's share is $252,263 and to the decrease in rental income at Spring Hill Fashion Center due to a decrease in average occupancy arising from the vacating of a major tenant during the fourth quarter of 1995. The Spring Hill joint venture executed a ten-year lease in February 1996 with a replacement tenant for this space at rental rates lower than those of the former tenant, with the replacement tenant taking occupancy in late June 1996.

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

                                  15




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

                                  16