Form 10-K
period 1996-12-31
JMB MORTGAGE PARTNERS LTD III
filed 1997-03-27
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year                     Commission file number 0-16253
ended December 31, 1996


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





                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties. . . . . . . . . . . . . . . . . . .   5

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .   7

Item 4.       Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . .   7


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters . . . . . . . .   7

Item 6.       Selected Financial Data . . . . . . . . . . . .   8

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . .  12

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  16

Item 9.       Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure. . . . . . . . . . . .  42


PART III

Item 10.      Directors and Executive Officers
              of the Partnership. . . . . . . . . . . . . . .  42

Item 11.      Executive Compensation. . . . . . . . . . . . .  45

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . .  45

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . .  47


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . .  47


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . .  49











                                      i




                                   PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Mortgage Partners, Ltd. - III (the "Partnership"), is a limited partnership formed in 1985 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On July 24, 1985, the Partnership commenced an offering of $50,000,000 (subject to increase by up to $50,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 0- 016253). A total of 65,232.69 Interests were sold to the public at an offering price of $1,000 per Interest before certain discounts for volume purchases (fractional interests are due to Distribution Reinvestment Program). The offering terminated August 31, 1986. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership is engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. The Partnership's mortgage investments are located throughout the nation and it has no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, are generally distributed or reinvested in existing mortgage investments or properties held, rather than invested in acquiring additional mortgage investments.
As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs no later than December 31, 1999 barring any unforeseen economic developments.






     The Partnership has or had made mortgage investments in the properties listed below.

                                                                  SALE OR PAYOFF
                                                                 DATE OR IF OWNED
                                                                   OR UNPAID AT
                                                                 DECEMBER 31, 1996
                                                                 ORIGINAL INVESTED
NAME, TYPE OF PROPERTY                            DATE OF             CAPITAL
      AND LOCATION               SIZE           INVESTMENT        PERCENTAGE (a)      TYPE OF OWNERSHIP
----------------------        ----------      ---------------    -----------------    ---------------------

1. Spring Hill
   Fashion Corner
   shopping center
   West Dundee,
   Illinois . . . . . .        125,198
                                sq.ft.        February, 1986         11-13-96         Fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnership) (d)
2. Shoppes at Rivergate
   shopping center
   Goodlettsville
   (Nashville),
   Tennessee. . . . . .         169,000
                                sq. ft.       September, 1987           23%           Participating first mortgage
                                                                                      loan
3. Calibre Pointe
   Apartments
   Atlanta, Georgia . .           214
                                 units        September, 1987         5-30-96         Fee ownership of land and
                                                                                      improvements (through joint
                                                                                      venture partnership) (b)
4. North Rivers Market
   shopping center
   North Charleston,
   South Carolina . . .        204,779
                                sq. ft.       December, 1987            22%           Fee ownership of land and,
                                                                                      improvements (through joint
                                                                                      venture partnership) (c),
                                                                                      (e), (f)
5. Riverpoint Center
   shopping center
   Chicago, Illinois. .        196,080
                                sq. ft.        August, 1987          12-24-96         Participating first mortgage
                                                                                      loan (g)




                                                                  SALE OR PAYOFF
                                                                 DATE OR IF OWNED
                                                                   OR UNPAID AT
                                                                 DECEMBER 31, 1996
                                                                 ORIGINAL INVESTED
NAME, TYPE OF PROPERTY                            DATE OF             CAPITAL
      AND LOCATION               SIZE           INVESTMENT        PERCENTAGE (a)      TYPE OF OWNERSHIP
----------------------        ----------      ---------------    -----------------    ---------------------

6. Franklin Farm
   Village
   Center shopping
   center
   Fairfax County,
   Virginia . . . . . .        104,000
                                sq. ft.       December, 1991         10-30-96         Participating first mortgage
                                                                                      loan (g)

------------
   (a)  The computation of this percentage for investments held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

   (b)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the
Partnership, through a joint venture, obtaining legal title to this property in December 1991 and for a description of the subsequent sale in May 1996.

   (c)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the
Partnership accounting for its investment as a joint venture investment in real estate effective September 1, 1992.

   (d)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the
Partnership, through a joint venture, accounting for this investment as in-substance foreclosed at January 1, 1995 and subsequently taking title to the property in May 1995.  Also, reference is made to the Notes for a description of the sale of this property in November 1996.

   (e)  Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

   (f)  Reference is made to Item 6 - Selected Financial Data and the Notes for additional operating and lease expiration data concerning this investment property.

   (g)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the payoff of the mortgage loan.






     The Partnership's agreements for these mortgage investments were made during the years 1991, 1989, 1988, 1987 and 1986. The Partnership's participating first mortgage loan on the Spring Hill Fashion Corner shopping center in West Dundee, Illinois including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in May 1995 and subsequent sale in November 1996 are described in the Notes which description is hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the Shoppes at Rivergate shopping center in Goodlettsville (Nashville), Tennessee is described in the Notes. The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in December 1991 and subsequent sale in May 1996 are described in the Notes which description is hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the North Rivers Market Shopping Center in North Charleston, South Carolina including the subsequent acquisition of the underlying collateral are described in the Notes, which description are hereby incorporated herein by reference. The Partnership's participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois and subsequent payoff in December 1996 are described in the Notes, which description is hereby incorporated herein by reference. The Partnership's fundings of a participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia and subsequent payoff in October 1996 are described in the Notes, which description is hereby incorporated herein by reference.

     The properties including those securing the Partnership's mortgage investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the properties including those securing the Partnership's mortgage are in competition for new tenants.

     Reference is made to Item 7 below for discussion of competitive conditions and future plans of the properties including those securing the Partnership's mortgage investments. Approximate occupancy levels for the properties owned by the Partnership are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its owned property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the property securing the Partnership's mortgage investment and the investment property held at December 31, 1996 are adequately insured.

     Reference is made to the Notes for a schedule for minimum lease payments to be received in the next five years and the aggregate thereafter, under leases in effect at the Partnership's property as of December 31, 1996.

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





ITEM 2.  PROPERTIES

     The Partnership has or had made real estate/mortgage investments in the six properties referred to under Item 1 above, to which reference is hereby made for a description of said investments.

   The following is a listing of principal business and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned in the Consolidated Financial Statements during 1996.




                                                                 1995                        1996
                                                       -------------------------   -------------------------
                                                        At     At     At     At     At     At     At     At
                                 Principal Business    3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31
                                 ------------------    ----   ----   ----  -----   ----   ----  -----  -----
1. Calibre
    Pointe Apartments
    Atlanta, Georgia. . . . . .  Residential            98%    90%    98%    96%    99%    N/A    N/A    N/A

2.  North Rivers Market
    Shopping Center . . . . . .  Retail                 80%    80%    80%    88%    85%    83%    83%    81%

3.  Spring Hill Fashion
      Corner
    West Dundee,
      Illinois. . . . . . . . .  Retail                 94%    94%    92%    75%    67%    93%    95%    N/A

----------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

     Reference is made to Item 6, Item 7 and the Notes, for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.






ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.


                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 11,893 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interest. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.







ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                             YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)



                                 1996            1995            1994          1993           1992
                            -------------    -----------     -----------   ------------    ----------
Total revenues. . . . . . .   $ 5,985,441      7,138,723       7,191,836      7,307,813     6,493,660
                              ===========     ==========      ==========     ==========    ==========
Venture partners'
 share of ventures
 operations . . . . . . . .   $   556,008       (144,192)        663,684        548,981       338,799
                              ===========     ==========      ==========     ==========    ==========
Gain on sale of interest
 in unconsolidated
 venture and on sale
 of investment property,
 net of venture partner's
 share. . . . . . . . . . .   $ 1,621,343          --             --             --            --
                              ===========     ==========      ==========     ==========    ==========
Net earnings (loss) . . . .   $ 4,035,098      2,409,947       4,182,722      2,927,657       921,124
                              ===========     ==========      ==========     ==========    ==========
Net operating earnings
 (loss) per Interest (b). .   $     30.32          28.61           58.52          37.73          7.09
Gain on sale of interest
 in unconsolidated
 venture and on sale
 of investment property,
 net of venture partner's
 share. . . . . . . . . . .         24.60          --             --             --            --
                              -----------     ----------      ----------     ----------    ----------
Net earnings. . . . . . . .   $     54.92          28.61          58.52          37.73          7.09
                              ===========     ==========      ==========     ==========    ==========
Total assets. . . . . . . .   $49,757,706     62,807,092      68,386,716     66,690,305    66,556,168
                              ===========     ==========      ==========     ==========    ==========
Cash distributions
 per Interest (c) . . . . .   $    190.78          75.00           50.27          40.00         40.00
                              ===========     ==========      ==========     ==========    ==========





---------------

   (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (b)   The net earnings (loss) per Interest are based upon the number of Interests outstanding at the end of each period (65,237.69).

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







SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996


Property
--------

North Rivers        a)    The gross leasable area ("GLA") occupancy rate and average base rent
Market                    per square foot as of December 31 for each of the last five years were as follows:

                                                       GLA              Avg. Base Rent Per
                           December 31,           Occupancy Rate        Square Foot (1)
                           ------------           --------------        ------------------
                           1992 . . . . . . .            84%                    10.00
                           1993 . . . . . . .            85%                     6.70
                           1994 . . . . . . .            88%                     7.86
                           1995 . . . . . . .            88%                     8.31
                           1996 . . . . . . .            81%                     8.41

------------
                                (1)  Average base rent per square foot is based on GLA occupied as of
                           December 31 of each year.

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

                                                                                 Annualized        Percent of
                                              Number of        Approx. Total     Base Rent         Total 1996
                            Year Ending       Expiring         GLA of Expiring   of Expiring       Base Rent
                            December 31,      Leases(1)(2)     Leases (1)(2)     Leases            Expiring(2)
                            ------------      ------------     ---------------   -----------       ----------
                              1997                 5               17,249          226,116           16.77%
                              1998                11               96,470          753,144           55.85%
                              1999                 3                6,301           68,052            5.05%
                              2000                 4               12,844          126,588            9.39%
                              2001                 3               12,583          118,992            8.82%


                    (1)  Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 17, 1997.

                    (2)  Includes anchors which lease space, but not anchors which own their own space.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering as described in Item 1, the Partnership had approximately $57,800,000 (after deducting selling expenses and other offering costs) with which to make mortgage investments and to satisfy working capital requirements. A portion of the proceeds was utilized to make the mortgage loans described in Item 1 above.

     At December 31, 1996, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $28,589,000. Such funds will be utilized for future distributions to partners, capital expenditures at North Rivers Market and working capital reserves. In February 1997, approximately $20,876,000 was distributed to the Limited Partners representing a portion of the proceeds of the sale of Spring Hill Fashion Corner and the repayment of Franklin Farm and Riverpoint mortgage loans as discussed below. The General Partners have deferred the receipt of their subordinated portion of sales and repayment proceeds due to the limitations upon such distributions as discussed in the Notes. The Partnership and its consolidated ventures have currently budgeted in 1997 approximately $199,000 for capital expenditures for North Rivers Market. The Partnership's share of such items is currently budgeted to be approximately $132,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. Additional sources of short-term and long-term liquidity and distributions to the Limited Partners are expected to be from the collections from the Partnership's remaining participating first mortgage loan investment and from the sale of North Rivers Market.
However, reference is made to the Notes concerning the suspension of certain interest accruals and the provision for loan loss on the loan secured by Shoppes at Rivergate.

     During 1996, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to less than 5% of the Interests in the Partnership at between $440 and $500 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 1,185.187 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.





SHOPPES AT RIVERGATE

     In May 1995, a tornado touched down in Goodlettsville, Tennessee and severely damaged a significant percentage (17% or 29,000 square feet) of the Shoppes at Rivergate. The portion of the shopping center undamaged by the tornado continued to operate while the damaged portion was being repaired. Substantially all of the loss, including any loss caused by business interruption, was covered by the borrower's insurance. The borrower has rebuilt the damaged portions of the center with funds provided by the insurance company, and the property has been restored to full operations. Total costs to repair the center were approximately $1,200,000, all of which has been spent as of December 31, 1996. As of the date of this report, the borrower is current with all payments due to the Partnership.

     During 1996, the Lender had preliminary discussions with the borrower regarding an early repayment of the mortgage loan at an amount less than what would otherwise be due under the terms of the original mortgage loan. There can be no assurance that such loan will be prepaid, or repaid by the maturity date of the loan in September 1997. If the Lender and borrower can not reach an agreement for repayment of the mortgage loan on or before the maturity date, the Lender may initiate proceedings to realize upon their security and obtain legal title to the property.


FRANKLIN FARM VILLAGE CENTER

     During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allowed the borrower to repay the loan at a predetermined amount prior to November 8, 1996. Pursuant to such agreement, the Lenders received $16,275,000 on October 30, 1996 (of which the Partnership's share was $5,490,371) as payment in full of all principal and interest due on the mortgage loan.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy was 81% at December 31, 1996. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near-term.

     The Partnership has committed to a plan to sell the property in the near term and has classified this property as held for sale as of December 31, 1996. As of the date of this report, no potential purchasers for this property have been identified. Therefore, there can be no assurance that a sale transaction or acceptable terms can be arranged during 1997.


RIVERPOINT CENTER

     The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrowers finalized a loan modification. In conjunction with the modification agreement, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. As repayment of the loan per such agreement yielded the Lenders an amount less than the carrying amount of the loan, the Partnership recognized as of July 1, 1996 an additional provision for loan loss of $110,209. On December 24, 1996, the borrower, in accordance with the agreement repaid the lenders $27,400,000 (of which the Partnership's share was $12,224,616) in full satisfaction of the mortgage loan.






CALIBRE POINT APARTMENTS

     Calibre Pointe Associates sold the property on May 30, 1996 for $14,450,000 (before selling costs) which was paid in cash at closing. Reference is made to the Notes for a further description of such event.


SPRING HILL FASHION CORNER

     In October 1996, JMB/Spring Hill Associates (the "venture") finalized a contract for the sale of the Spring Hill Fashion Corner. On November 13, 1996, the venture sold the property to an unaffiliated third party for $9,200,000, all of which was received (less closing costs) in cash at closing. As a result of the sale, the venture recognized a loss for Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes, as a matter of prudent accounting practice, the venture recognized a $775,000 provision for value impairment at September 30, 1996, of which $252,263 was allocated to the Partnership. When the sale of the property was completed in November 1996, the venture, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $960 was allocated to the Partnership.


GENERAL

     In an effort to reduce partnership operating expenses, the Partnership has elected to make a semi-annual operating distribution each year beginning in November 1995.

     The affairs of the Partnership are expected to be wound up no later than 1999, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment in North Rivers Market and repayment proceeds from the Partnership's participating first mortgage loan on the Shoppes at Rivergate, aggregate sale and repayment distributions received by Holders of Interest over the entire term of the Partnership are expected to be less than their original investment.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the related decreases in various assets and venture partners equity in ventures at December 31, 1996 as compared to December 31, 1995 is primarily due to repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center and the sale of Calibre Pointe Apartments and Spring Hill Fashion Corner in 1996.

     The decrease in rental income and property operating expenses for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to the May 30, 1996 sale of the Calibre Pointe Apartments. The increase in rental income for the year ended December 31, 1995 as compared to December 31, 1994 is primarily due to tenant billing adjustments made in the third quarter of 1995 related to tenant recoveries at the North Rivers Market Shopping Center and an increase in average rents at the Calibre Pointe Apartments.

     The decrease in depreciation expense for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is primarily due to the Calibre Pointe property being classified as held for sale or disposition as of January 1, 1996 and the subsequent sale of the property in May 1996.





     The increases in professional services for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 are primarily due to expenses incurred in connection with tender offer matters discussed above.

     The increase in amortization of deferred costs for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is due to all costs becoming fully amortized due to the repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center.

     The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to December 31, 1995 and the increase at December 31, 1995 as compared to December 31, 1994 is primarily due to the increase in reimbursable costs to affiliates of the General Partners in 1995, a portion of which was related to prior years.

     The provision for loan losses for 1996 are the result of loan loss provisions recorded on the mortgage notes secured by the Riverpoint Shopping Center and Rivergate Shopping Center. The provision for loan losses for 1995 represents the loan loss provision recorded on the mortgage note secured by the Riverpoint Shopping Center. The provision for loan losses for 1994 represents the loan loss provision recorded on the mortgage note secured by the Spring Hill Fashion Corner.

     The 1995 provision for value impairment of $2,300,000 was due to such provision being recorded at the North Rivers Market property at September 30, 1995.

     The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due primarily to a provision for value impairment recorded at Spring Hill Fashion Corner at September 30, 1996 in the amount of ($775,000 of which the Partnership's share is $252,263) and to the decrease in rental income at the Spring Hill Fashion Corner.

     The increase in venture partner's share of ventures' operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the related increase at December 31, 1995 as compared to December 31, 1994 is primarily due to the $770,000 portion of the North Rivers Market value impairment allocated to the venture partner at September 30, 1995.

     The gain on sale of interest in unconsolidated venture at December 31, 1996 is due to the sale of the Partnership's interest in Spring Hill Fashion Corner.

     The gain on sale on investment property, net of venture partner's share is due to the sale of the Calibre Pointe Apartments.


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






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      JMB MORTGAGE PARTNERS, LTD. - III
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                                    INDEX


Independent Auditors' Report


Consolidated Balance Sheets, December 31, 1996 and 1995


Consolidated Statements of Operations, years ended
  December 31, 1996, 1995 and 1994


Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994


Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - III at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated ventures changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 17, 1997






                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                 1996               1995
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $ 28,588,948         7,538,476
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . .         238,252           340,674
  Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .           --              251,872
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,290            28,769
                                                                              -----------       -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . .      28,843,490         8,159,791
                                                                              -----------       -----------
Investment property - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --             9,561,468
  Building and improvements . . . . . . . . . . . . . . . . . . . . . . .          --            13,743,821
                                                                              -----------       -----------
                                                                                   --            23,305,289

  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .          --            (2,321,280)
                                                                              -----------       -----------

          Total properties held for investment,
            net of accumulated depreciation . . . . . . . . . . . . . . .          --            20,984,009

Property held for sale. . . . . . . . . . . . . . . . . . . . . . . . . .       9,303,871             --
                                                                              -----------       -----------
         Total investment property. . . . . . . . . . . . . . . . . . . .       9,303,871        20,984,009
                                                                              -----------       -----------
Mortgage notes receivable (net of allowance for
  loan loss of $1,077,478 in 1996 and $175,165 in 1995) . . . . . . . . .      11,032,731        29,221,861
Deferred interest receivable (net of allowance for
  loan loss of $1,866,386 in 1996 and 1995) . . . . . . . . . . . . . . .         567,269         1,096,251
Investment in unconsolidated venture, at equity . . . . . . . . . . . . .           --            3,159,812
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,345           185,368
                                                                              -----------       -----------
                                                                              $49,757,706        62,807,092
                                                                              ===========       ===========





                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                                  1996              1995
                                                                              -----------       -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    91,185            88,880
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         148,139           148,139
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .         143,426           205,309
                                                                              -----------       -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . .         382,750           442,328

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .          14,000            34,073
                                                                              -----------       -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         396,750           476,401
                                                                              -----------       -----------

Venture partner's equity in ventures. . . . . . . . . . . . . . . . . . .       4,076,629         8,199,483

Partners' capital accounts (deficits):
 General partners:
   Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .           1,000             1,000
   Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .       3,400,859         2,948,423
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .      (3,507,670)       (3,071,447)
                                                                              -----------       -----------
                                                                                 (105,811)         (122,024)
                                                                              -----------       -----------
 Limited partners (65,237.69 interests):
   Capital contributions, net offering costs. . . . . . . . . . . . . . .      57,758,561        57,758,561
   Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . .      35,613,888        32,031,226
   Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .     (47,982,311)      (35,536,555)
                                                                              -----------       -----------
                                                                               45,390,138        54,253,232
                                                                              -----------       -----------
          Total partners' capital accounts (deficits) . . . . . . . . . .      45,284,327        54,131,208
                                                                              -----------      ------------
                                                                              $49,757,706        62,807,092
                                                                              ===========      ============


                           See accompanying notes to consolidated financial statements.




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Income:
  Interest income . . . . . . . . . . . . . . . . . .       $ 3,257,225        3,380,691         3,528,639
  Rental income . . . . . . . . . . . . . . . . . . .         2,728,216        3,758,032         3,663,197
                                                            -----------      -----------       -----------
                                                              5,985,441        7,138,723         7,191,836
                                                            -----------      -----------       -----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . . .           219,128          637,440           638,079
  Property operating expenses . . . . . . . . . . . .         1,031,323        1,405,999         1,318,139
  Mortgage investment servicing fees. . . . . . . . .            71,022           76,176            81,276
  Professional services . . . . . . . . . . . . . . .           122,569           84,293            63,392
  Amortization of deferred costs. . . . . . . . . . .           175,023           43,148            33,470
  General and administrative. . . . . . . . . . . . .           270,694          364,905           112,074
  Provision for loan losses . . . . . . . . . . . . .         1,077,478          175,165            99,000
  Provision for value impairment. . . . . . . . . . .             --           2,300,000             --
                                                            -----------      -----------       -----------
                                                              2,967,237        5,087,126         2,345,430
                                                            -----------      -----------       -----------
          Operating earnings (loss) . . . . . . . . .         3,018,204        2,051,597         4,846,406

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . . . .           (48,441)         214,158             --
Venture partner's share of ventures'
  operations. . . . . . . . . . . . . . . . . . . . .          (556,008)         144,192          (663,684)
                                                            -----------      -----------       -----------

          Net operating earnings (loss) . . . . . . .         2,413,755        2,409,947         4,182,722

Gain on sale of interest in unconsolidated
  venture . . . . . . . . . . . . . . . . . . . . . .               959            --                --
Gain on sale of investment property, net of
  venture partner's share of $980,379 . . . . . . . .         1,620,384            --                --
                                                            -----------      -----------       -----------
          Net earnings (loss) . . . . . . . . . . . .       $ 4,035,098        2,409,947         4,182,722
                                                            ===========      ===========       ===========




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                               1996             1995              1994
                                                           ------------     ------------      ------------

          Net earnings (loss) per limited
           partnership interest:
            Net operating earnings (loss) . . . . . .       $     30.32            28.61             58.52
            Gain on sale of interest in
              unconsolidated venture. . . . . . . . .               .01            --                --
            Net gain on sale of investment
              property. . . . . . . . . . . . . . . .             24.59            --                --
                                                            -----------      -----------       -----------

                                                            $     54.92            28.61             58.52
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




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                    GENERAL PARTNERS
                                             ----------------------------------------------------------
                                                   NET             NET            CASH
                                             CONTRIBUTIONS      EARNINGS     DISTRIBUTIONS       TOTAL
                                             -------------   -------------   -------------    ---------
Balance at December 31, 1993                       $1,000        2,039,827      (2,162,851)    (122,024)

Net earnings (loss) . . . . . . . . . . . .           --           364,949           --         364,949
Cash distributions ($50.27 per
 limited partnership interest). . . . . . .           --            --            (364,949)    (364,949)
                                                   ------      -----------      ----------    ---------

Balance at December 31, 1994. . . . . . . .         1,000        2,404,776      (2,527,800)    (122,024)

Net earnings (loss) . . . . . . . . . . . .           --           543,647           --         543,647
Cash distributions ($75 per
 limited partnership interest). . . . . . .           --             --           (543,647)    (543,647)
                                                    ------     -----------      ----------    ---------

Balance at December 31, 1995. . . . . . . .          1,000       2,948,423      (3,071,447)    (122,024)

Net earnings (loss) . . . . . . . . . . . .            --          452,436           --         452,436
Cash distributions ($190.78 per
 limited partnership interest). . . . . . .            --            --           (436,223)    (436,223)
                                                    ------     -----------      ----------    ---------

Balance at December 31, 1996. . . . . . . .         $1,000       3,400,859      (3,507,670)    (105,811)
                                                    ======     ===========      ==========    =========







                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONCLUDED




                                                               LIMITED PARTNERS (65,237.69)
                                             ----------------------------------------------------------
                                                   NET              NET           CASH
                                              CONTRIBUTIONS      EARNINGS    DISTRIBUTIONS      TOTAL
                                              -------------   -------------  -------------   ----------

Balance at December 31, 1993                     57,758,561      26,347,153    (27,364,151)  56,741,563

Net earnings (loss) . . . . . . . . . . . .          --           3,817,773          --       3,817,773
Cash distributions ($50.27 per
 limited partnership interest). . . . . . .          --               --        (3,279,576)  (3,279,576)
                                                -----------      ----------    -----------  -----------

Balance at December 31, 1994. . . . . . . .      57,758,561      30,164,926    (30,643,727)  57,279,760

Net earnings (loss) . . . . . . . . . . .            --           1,866,300          --       1,866,300
Cash distributions ($75 per
 limited partnership interest). . . . . . .          --               --        (4,892,828)  (4,892,828)
                                                -----------      ----------    -----------  -----------

Balance at December 31, 1995. . . . . . . .      57,758,561      32,031,226    (35,536,555)  54,253,232

Net earnings (loss) . . . . . . . . . . .            --           3,582,662          --       3,582,662
Cash distributions ($190.78 per
 limited partnership interest). . . . . . .          --              --        (12,445,756) (12,445,756)
                                                -----------      ----------    -----------  -----------

Balance at December 31, 1996. . . . . . . .     $57,758,561      35,613,888    (47,982,311)  45,390,138
                                                ===========      ==========    ===========  ===========










                           See accompanying notes to consolidated financial statements.




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996            1995               1994
                                                            -----------      -----------       -----------
Cash flows from operating activities:
 Net earnings (loss). . . . . . . . . . . . . . . . . .     $ 4,035,098        2,409,947         4,182,722
 Items not requiring cash or cash equivalents:
   Total gain on sale of investment property. . . . . .      (2,600,763)           --                --
   Gain on sale of interest in unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . .            (959)           --                --
   Depreciation . . . . . . . . . . . . . . . . . . . .         219,128          637,440           638,079
   Amortization of deferred costs . . . . . . . . . . .         175,023           43,148            33,470
   Provision for loan losses. . . . . . . . . . . . . .       1,077,478          175,165            99,000
   Provision for value impairment . . . . . . . . . . .           --           2,300,000             --
   Partnership's share of operations of
    unconsolidated venture, net of distributions. . . .          48,441          (35,133)            --
   Venture partners' share of ventures'
    operations and gain on sale of investment
    property. . . . . . . . . . . . . . . . . . . . . .       1,537,546         (144,192)          663,684
Changes in:
  Interest and other receivables. . . . . . . . . . . .         102,422          (11,618)           65,894
  Prepaid expenses. . . . . . . . . . . . . . . . . . .           --               --              (18,641)
  Deferred interest receivable. . . . . . . . . . . . .         528,982         (161,001)         (106,821)
  Accounts payable. . . . . . . . . . . . . . . . . . .          26,642         (381,933)          342,171
  Amounts due from affiliates . . . . . . . . . . . . .         251,872         (251,872)            --
  Accrued real estate taxes . . . . . . . . . . . . . .           --               4,196           143,943
  Other current liabilities . . . . . . . . . . . . . .         (61,883)          65,960             1,229
  Tenant security deposits. . . . . . . . . . . . . . .         (20,662)          (3,565)            7,187
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .       5,318,365        4,646,542         6,051,917
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Partnership's distributions to venture partner. . . .           --          (2,093,561)            --
  Net sales and maturities (purchases)
   of short-term investments. . . . . . . . . . . . . .           --             393,123         7,350,531
  Cash proceeds from sale of investment
   property, net of selling expenses. . . . . . . . . .      14,175,511            --                --
  Additions to investment properties. . . . . . . . . .        (125,007)        (237,799)         (200,508)




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                1996            1995               1994
                                                            -----------      -----------       -----------

  Partnership's contributions to uncon-
   solidated venture. . . . . . . . . . . . . . . . . .           --               --             (222,416)
  Partnership's distribution from
   unconsolidated venture . . . . . . . . . . . . . . .       3,112,330            --                --
  Cost in conjunction with investment in
   unconsolidated venture . . . . . . . . . . . . . . .           --              (3,607)             --
  Payment of deferred costs . . . . . . . . . . . . . .           --              (7,983)           (3,579)
  Receipt of mortgage note receivable . . . . . . . . .           --               --               44,694
  Collection of principal on mortgage notes
   receivable . . . . . . . . . . . . . . . . . . . . .      17,111,652            --              108,932
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .      34,274,486       (1,949,827)        7,077,654
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Distributions to venture partner. . . . . . . . . . .      (5,660,400)           --                --
  Distributions to limited partners . . . . . . . . . .     (12,445,756)      (4,892,828)       (3,279,576)
  Distributions to general partners . . . . . . . . . .        (436,223)        (543,647)         (364,949)
                                                            -----------      -----------       -----------

          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .     (18,542,379)      (5,436,475)       (3,644,525)
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . .      21,050,472       (2,739,760)        9,485,046

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . .       7,538,476       10,278,236           793,190
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . . .     $28,588,948        7,538,476        10,278,236
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . .     $     --                --                --
                                                            ===========      ===========       ===========




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                1996            1995               1994
                                                            -----------      -----------       -----------

  Non-cash investing and financing activities:
    Balance due on mortgage notes receivable
      (net of allowance for loan loss of
      $534,000) . . . . . . . . . . . . . . . . . . . .     $     --           3,121,072              --
    Capitalized costs . . . . . . . . . . . . . . . . .           --               3,607              --
                                                            -----------      -----------       -----------
          Net carrying value of investment
            property (reflected as investment
            in unconsolidated venture . . . . . . . . .     $     --           3,124,679              --
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




                      JMB MORTGAGE PARTNERS, LTD. - III
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds a first mortgage loan and an investment in operating real estate. Business activities consist of collections of interest and principal on such loan and, with respect to its equity investment, rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of the remaining assets as quickly as practicable and wind up its affairs not later than December 31, 1999 barring unforeseen economic developments.

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Corner (prior to its sale in November 1996) was determined to have been in-substance foreclosed and was reclassified as an investment in a joint venture in real estate on the equity method at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property. Accordingly, the accompanying financial statements do not include the accounts of the JMB/Spring Hill Associates ("Spring Hill") venture.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated ventures, Calibre Pointe Associates (prior to its sale in May 1996) and North Rivers Market Associates. The effect of all the transactions between the Partnership and its consolidated ventures has been eliminated in its consolidated financial statements.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded in the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:










                                                       1996                               1995
                                                     -------------------------------------------------------------
                                                             TAX BASIS                           TAX BASIS
                                          GAAP BASIS        (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                         ------------       -----------     ------------       -----------
Total assets. . . . . . . . . . . . .     $49,757,706        58,218,557       62,807,092        67,576,032
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . . .        (105,811)            --            (122,024)            --
  Limited partners. . . . . . . . . .      45,390,138        58,040,379       54,253,232        67,401,731

Net earnings:
  General partners. . . . . . . . . .         452,436           436,223          543,647           698,313
  Limited partners. . . . . . . . . .       3,582,662         3,084,401        1,866,300         3,608,960

Net earnings (loss) per
  Limited partnership
   interest . . . . . . . . . . . . .           54.92             47.28            28.61             55.32
                                           ==========        ==========       ==========        ==========






     The net earnings (loss) per limited partnership interest is based upon the number of Interests outstanding at the end of the period (65,237.69).

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $27,600,000 and $21,000 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs in connection with mortgage investments are amortized over the terms of the agreements relating to such mortgage investments using the straight-line method. Unamortized deferred costs are expensed upon early payment of a mortgage loan.

     The Partnership is recognizing interest income only as collected on its remaining mortgage loan (Shoppes at Rivergate) as described below.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" provides that the impairment of a collateralized loan that is considered impaired (as defined) may be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership has elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance.

     The Partnership, through joint ventures with its affiliated lenders, as described below, has taken title to the underlying collateral for Spring Hill Fashion Corner, North Rivers Market and the Calibre Point Apartments. Depreciation is provided until the property is sold or reclassified as held for sale over the estimated useful lives of the various components as follows:

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership and its consolidated ventures record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1996 or sold or disposed of during the past three years were $1,025,163, ($406,415), and $1,199,136 respectively for the years ended December 31, 1996, 1995 and 1994. In addition, the accompanying consolidated financial statements include ($48,441), and $214,158 respectively of the Partnership's share of property operations of ($150,275) and $657,936 of unconsolidated properties held for sale or disposition as of December 31, 1996 and 1995, respectively. No unconsolidated properties were owned by the Partnership in 1994.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


     INVESTMENTS

     CALIBRE POINTE APARTMENTS

     In September 1987, the Partnership participated in funding a $13,250,000 participating first mortgage loan, secured by a 214-unit luxury apartment complex known as Calibre Pointe Apartments located in Atlanta, Georgia. The Partnership funded $8,249,980 (a 62.264% participation) of this loan and $5,000,020 was funded by JMB Mortgage Partners, Ltd. - IV ("Mortgage Partners - IV"), a partnership affiliated with the General Partners (jointly the "Lenders"). The general partners of the borrower personally guaranteed 12-1/2% of the principal amount of the loan. As additional security for the first mortgage loan, the borrower delivered to the Lenders a $250,000 standby letter of credit upon which the Lenders were permitted to draw in the event of a loan default.





     Due to competitive market conditions, the borrower did not make all of its required 1991 monthly interest payments under the terms of the mortgage note, and the Lenders obtained legal title to the property on December 3, 1991. An affiliate of the General Partners of the Partnership assumed management of the property (until December, 1994 when the affiliate sold certain of its assets and assigned its interest in its contract to an unaffiliated third party) under an agreement which provided for a fee computed as a percentage of gross income of the property. The Lenders contributed the property to a newly formed joint venture between themselves (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provided in general, that the benefits of ownership, including tax effects, net cash receipts and sale proceeds were allocated or distributed as the case may be, between the Partnership and Mortgage Partners-IV in proportion to their respective capital contributions to the venture (62.264% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value.

     Calibre Pointe Associates sold the property on May 30, 1996 for $14,450,000 (before selling costs) which was paid in cash at closing. Calibre Pointe Associates recognized a gain of $2,600,763 for financial reporting purposes and recognized a gain of approximately $2,126,000 for Federal income tax purposes in 1996. The Partnership recognized a gain of $1,620,384 for financial reporting purposes and recognized a gain of approximately $1,324,000 for Federal income tax purposes in 1996.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of January 1, 1996 and, therefore, was not subject to continued depreciation.


     NORTH RIVERS MARKET SHOPPING CENTER

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

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners-IV each own shares in proportion to their original share of the former first mortgage loan. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. An affiliate assumed management of the property under an agreement which provides for a fee computed as 6% of gross income of the property. The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) of the property contributed to the venture in an amount not in excess of its then estimated fair value. The Partnership recorded a provision for value impairment as of September 30, 1995 in the amount of $2,300,000 (of which $770,000 has been allocated to the venture partner) for financial reporting purposes. Such provision was recorded to reduce the net carrying value of North Rivers Market to its then estimated fair value.





     As the Partnership has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore, will not be subject to continued depreciation.

     SPRING HILL FASHION CORNER

     In February 1986, the Partnership committed to participate in the funding of a participating first mortgage loan in the maximum amount of $11,000,000 secured by the Spring Hill Fashion Corner shopping center located in West Dundee, Illinois. The total amount funded under this loan was $10,030,000 (of which the Partnership's share was $3,264,765 (32.55%)).

The other two participating lenders were JMB Mortgage Partners, Ltd.-I and JMB Mortgage Partners, Ltd.-II, both of which were affiliates of the General Partners of the Partnership. As additional security for the first mortgage loan, the borrower delivered to the lenders, in January 1988, two $250,000 irrevocable and unconditional letters of credit (which were currently to expire December 31, 1994 and January 15, 1995, respectively), upon which the lenders could draw in the event a default occurred under the loan. The aforementioned letters of credit had been subject to yearly renewal if certain specified net operating income levels at the property were not achieved by the borrower.

     Due to the uncertainty of the realization of the simple accrued interest recognized through November 30, 1991 (approximately $485,800) and the principal balance of the loan ($3,264,765), the Partnership, as a matter of prudent accounting practice and to reflect the estimated fair value of the collateral, had, for financial reporting purposes, suspended the accrual of the simple accrued interest (which was payable at maturity) effective December 1, 1991 and made provisions for loan loss of $281,000 in 1992, $154,000 in 1993 and $99,000 in 1994, bringing the total provision for loan loss to $534,000, which was reflected in the accompanying financial statements for December 31, 1994.

     The borrower defaulted in its scheduled basis interest payments due under this loan during the fourth quarter of 1994. Consequently, the lenders (including the Partnership) drew on the above-mentioned letters of credit totaling $500,000 in late December, 1994. An affiliate of the lenders took control of the property's funds in January, 1995 and was managing the property under an agreement which provided for a maximum fee equal to 6% of the property's gross receipts (such fee including compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of
foreclosure.    Effective as of the management takeover date (January 1,
1995), the Partnership considered the mortgage loan to be in-substance foreclosed and accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss as described above. The operations of this property provided a return which was significantly less than the scheduled interest payments due under the original mortgage loan.

     The terms of Spring Hill's partnership agreement provided generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the partners in their respective ownership percentages (32.55% to the Partnership).





     In October 1996, Spring Hill finalized a contract for the sale of this property. On November 13, 1996, the venture sold the Spring Hill Fashion Corner to an unaffiliated third party for $9,200,000, all of which was received (less closing costs) in cash at closing. As a result of the sale, the venture recognized a loss for Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes, the venture recognized a $775,000 provision for value impairment at September 30, 1996, of which $252,263 has been allocated to the Partnership. When the sale of the property was completed in November 1996, the venture, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $960 was allocated to the Partnership.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale as of July 1, 1996 and therefore was not subject to continued depreciation.

     SHOPPES AT RIVERGATE

     The Partnership funded a $12,000,000 non-recourse participating first mortgage loan secured by a portion of a shopping center in Goodlettsville, Tennessee. The loan currently bears basic interest at the rate of 9.5% per annum through maturity in September 1997, and provides for monthly payments of interest only. The Partnership is also entitled to simple accrued interest accruing at a rate of 3% per annum but deferred until maturity and to participation in annual gross receipts (as defined) in excess of $1,337,000. The Partnership is recognizing interest income only as collected. During 1996, occupancy decreased to 81% as a result of two tenants which occupied approximately 15,400 square feet and 6,300 square feet vacating their space prior to their lease expirations. In addition, Stein Mart's (40,000 square feet) lease expires January 31, 1998. Due to the uncertainty of the realization of the simple and accrued interest recognized through December 31, 1996 (approximately $567,000) and the principal balance of the loan ($12,000,000), the Partnership, as a matter of prudent accounting practice, provided for a provision for loan loss as of December 31, 1996 in the amount of $967,269.

     During 1996, the Partnership had preliminary discussions with the borrower regarding an early repayment of the mortgage loan at an amount less than what would otherwise be due under the terms of the original mortgage loan. There can be no assurance that such loan will be prepaid, or repaid by the maturity date of the loan in September 1997. If the Partnership and borrower can not reach an agreement for repayment of the mortgage loan on or before the maturity date, the Partnership may initiate proceedings to realize upon their security and obtain legal title to the property.


     RIVERPOINT CENTER

     In August 1989, the Partnership participated in the funding of a ten-year non-recourse participating first mortgage loan. The Partnership committed to fund a maximum of $13,050,000 or approximately 44.6% of this loan. The remaining portion of the loan was funded by Mortgage Partners-IV and IDS Life Account RE, the latter an entity advised by an affiliate of the General Partners (jointly the "Lenders"). The loan was secured by a first mortgage on a shopping center known as Riverpoint Center, located in Chicago, Illinois. The Lenders cumulatively funded $28,039,630 ($12,509,989 by the Partnership). The loan bore basic interest at the rate of 9.25% per annum for 1994 and 1995 which increased to a rate of 9.50% per annum in mid 1996. The loan also provided for simple accrued interest (payable at maturity) and a participation by the lenders in excess property cash flows (as defined).





     The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrower finalized a loan modification. In conjunction with the modification agreement, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. As repayment of the loan per such agreement yielded the Lenders an amount less than the carrying amount of the loan, the Partnership recognized as of July 1, 1996 an additional provision for loan loss of $110,209. On December 24, 1996, the borrower, in accordance with the agreement, repaid the lenders $27,400,000 (of which the Partnership's share was $12,244,616) in full satisfaction of the mortgage loan.

     For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $1,907,000 in 1996 as a result of this transaction.

     Also, based upon the borrower's past financial difficulties, there was uncertainty as to the Partnership's ability to recover the principal balance of the loan. As a result, the Partnership, as a matter of prudent accounting practice, recorded a provision for loan loss of $175,165 as of December 31, 1995. In addition to a provision recorded at December 31, 1991, such provisions were recorded to reduce the net carrying value of the loan to the then estimated fair value of the loan collateral.


     FRANKLIN FARM VILLAGE CENTER

     In December 1991, the Partnership participated in the funding of a non-recourse participating first mortgage loan secured by a first mortgage on a shopping center known as Franklin Farm Village Center (the "Center") located in Fairfax County, Virginia. The Partnership committed to fund a maximum of $5,600,000 or approximately 33.7% of the loan. The other lender was Mortgage Partners-IV, (jointly the "Lenders"). The loan bore interest at 8.5% per annum during 1994, 1995 and 1996 (payable monthly) and also provided for simple accrued interest (payable at maturity) and for a participation by the Lenders in excess property cash flows (as defined). The Lenders had cumulatively funded $14,809,000 of which the Partnership's share was approximately $4,996,000.

     In June 1994, the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $108,933) related to an "earn down" provision in the original purchase agreement between the borrower and the seller. The borrower remitted the earn down proceeds back to the Lenders as required by the terms of the loan agreement.

     During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allowed the borrower to repay the loan at a predetermined amount prior to November 8, 1996. Pursuant to such agreement, the Lenders received $16,275,000 on October 30, 1996 as payment in full of all principal and interest due on the mortgage loan. The Partnership has received and recognized as income basic and simple accrued interest of approximately $451,000 that was previously not recorded. Although such repayment did not result in a gain or loss for financial reporting purposes, the Partnership reported a loss on repayment of approximately $69,000 for Federal income tax reporting purposes in 1996.






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

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering, subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts". Distributions of "repayment proceeds" will be made 97% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their contributed capital plus a stipulated return thereon, with the remainder of such 97% distribution, subject to the General Partners' receipt of any deferred share of net cash flow, to be distributed 85% to the Limited Partners and 15% to the General Partners, with one-quarter of such repayment proceeds distributable to the General Partners subordinated to the receipt by the Limited Partners of a stipulated return on their current capital accounts. The remaining 3% of all distributions of repayment proceeds is distributable to the General Partners, subject to certain limitations. As the Limited Partners are not currently expected to receive repayment proceeds equal to their original contributed capital from the remaining investments of the Partnership, the General Partners are deferring the receipts of such 3% distribution from all of the sales and repayments which occurred in 1996. Of the cumulative distributions of $47,982,311 paid to the Limited Partners through December 31, 1996, $1,780,738 represents a 7% return to certain Limited Partners through February 4, 1986 (the date of the first admittance of the Limited Partners) and a 6.25% return to certain Limited Partners from February 5, 1986 through August 31, 1986 (the date of the final admittance of the Limited Partners) during which periods the Limited Partners subscription proceeds were held in escrow.


MANAGEMENT AGREEMENT

     Certain of the Partnership's properties were managed by affiliates of the General Partners or their assignees for fees computed as a percentage of gross income received by the properties. In December 1994, one of the affiliated property managers sold certain of its assets and assigned its interests in its management contracts to an unaffiliated third party. In addition, certain management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Calibre Pointe Apartments (prior to its sale in May 1996) after the sale on the same terms that existed prior to the sale. An affiliate of the General Partners currently is acting as the manager of North Rivers Market Shopping Center for a fee computed as six percent of gross income of the property.






LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership and its consolidated venture's principal leased asset is the North Rivers Market Shopping Center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants in effect at December 31, 1996 at North Rivers Market Shopping Center range in term from one to ten years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases generally provide for additional rent based upon percentage of tenant's sale volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases at the North Rivers Market Shopping Center are as follows:

          1997. . . . . . . . . . . . . .  $1,358,511
          1998. . . . . . . . . . . . . .     509,626
          1999. . . . . . . . . . . . . .     298,961
          2000. . . . . . . . . . . . . .     228,042
          2001. . . . . . . . . . . . . .      28,128
          Thereafter. . . . . . . . . . .      --
                                           ----------
               Total. . . . . . . . . . .  $2,423,268
                                           ==========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                               1996       1995        1994        1996
                             -------    --------    --------   ------------
Property management
  and leasing fees
  (note 2). . . . . . .      $71,022      98,452     243,518       52,649
Reimbursement (at cost)
  for accounting
  services. . . . . . .        5,256      46,750      50,781          275
Reimbursement (at cost)
  for portfolio
  management services .      17,587       22,879      22,828        4,072
Reimbursement (at cost)
  for legal services. .       3,385        1,157       3,904        1,349
Reimbursement (at cost)
  for administrative
  charges and other
  out-of-pocket
  expenses. . . . . . .         --       121,073       3,494         --
                             -------    --------    --------       ------
                             $97,250     290,311     324,525       58,345
                             =======    ========    ========       ======





     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees at December 31, 1996 aggregated $862,318 of which $52,649 were unpaid at December 31, 1996.

     The General Partners have deferred payment of certain of their distributions of net cash flow from the Partnership. During February 1993, the Partnership paid previously deferred distributions of approximately $317,000 to the General Partners. The remaining cumulative amount of such deferred distributions aggregated $679,727 at December 31, 1996, all of which is being deferred in accordance with the subordination requirements of the Partnership Agreement. The aggregate amount deferred, including the above-noted subordinated distributions, is approximately $10 per Interest. All amounts deferred or currently payable do not bear interest.

SELECTED FINANCIAL INFORMATION (UNAUDITED)

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical financial information for certain of the properties securing the participating first mortgage loans: Shoppes at Rivergate as of and for the twelve months ended November 30, 1996 and 1995, Riverpoint Center and Franklin Farm Village Center as of and for the year ended December 31, 1995. Such information is not related to current market value.

                                             1996              1995
                                         ------------      -----------

Current assets. . . . . . . . . . .      $    173,618        3,186,062
Current liabilities . . . . . . . .        (2,913,941)      (7,828,466)
                                         ------------      -----------
Working capital . . . . . . . . . .        (2,740,323)      (4,642,404)
                                         ------------      -----------
Investment property,
  net of depreciation . . . . . . .         5,221,986       42,505,233
Other assets. . . . . . . . . . . .         1,825,379        3,182,954
Long-term debt. . . . . . . . . . .       (14,168,000)     (55,584,404)
                                         ------------      -----------

Owners' equity. . . . . . . . . . .      $ (9,860,958)     (14,538,621)
                                         ============      ===========

Represented by:
  Partners' capital . . . . . . . .     $  (9,946,921)     (14,324,052)
  Current year loss income (loss)
   (including depreciation) . . . .            85,963         (214,569)
                                         ------------      -----------

                                         $ (9,860,958)     (14,538,621)
                                         ============      ===========

Total income. . . . . . . . . . . .      $  2,140,168        8,289,849
                                         ============      ===========
Expenses related to
  operating income. . . . . . . . .      $  2,054,205        8,504,418
                                         ============      ===========

Net income (loss) . . . . . . . . .      $     85,963         (214,569)
                                         ============      ===========

     Total income, expenses related to operating income and net loss of the Shoppes at Rivergate as of and for the twelve months ended November 30, 1994, Riverpoint Center and Franklin Farm Center as of and for the year ended December 31, 1994 were $7,986,976, $7,931,289 and $55,687, respectively.






                                                                                     SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1996


                                                                           INITIAL
                                                                    COST TO PARTNERSHIP (A)
                                                                       --------------------------------  COSTS
                                                               LAND AND                               CAPITALIZED
                                                               LEASEHOLD        BUILDINGS AND        SUBSEQUENT TO
                                       ENCUMBRANCES            INTEREST         IMPROVEMENTS        ACQUISITION (B)
                                       ------------           ----------       --------------       ---------------
SHOPPING CENTER:
  North Charleston,
   South Carolina . . . . . . . .         $   --               4,461,069            7,838,931           (1,968,271)
                                          ---------           ----------           ----------           ----------

    Total . . . . . . . . . . . .         $   --               4,461,069            7,838,931           (1,968,271)
                                          =========           ==========           ==========           ==========










                                                                                       SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                               GROSS AMOUNT OF WHICH CARRIED
                                                                    AT CLOSE OF PERIOD (C)
                                                          ----------------------------------------
                                                           BUILDINGS AND                                ACCUMULATED
                                    LAND                   IMPROVEMENTS                   TOTAL         DEPRECIATION
                                -----------               --------------              ------------      ------------
SHOPPING CENTER:
  North Charleston,
   South Carolina . . . . .       3,588,126                    6,743,603                10,331,729         1,027,858
                                 ----------                   ----------              ------------         ---------
                                 $3,588,126                    6,743,603                10,331,729         1,027,858
                                 ==========                   ==========              ============         =========









                                                                                      SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                   LIFE ON WHICH
                                        DATE OF                                    DEPRECIATION        REAL ESTATE
                                     CONSTRUCTION           DATE ACQUIRED           IS COMPUTED           TAXES
                                     ------------          --------------         --------------     --------------
SHOPPING CENTER:
  North Charleston,
   South Carolina . . . . . . .          1987                   9/92                5-30 years            148,139
                                                                                                          -------
                                                                                                          148,139
                                                                                                          =======

------------

Notes:

   (A)   The initial cost to the Partnership represents the Partnership's net carrying value in the property.

   (B)   Amount includes value impairment of $2,300,000 recorded in 1995.

   (C)   The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was
         $12,631,729.

   (D)   Reconciliation of real estate owned:





                                                                                       SCHEDULE  III
                                           JMB MORTGAGE PARTNERS, LTD. III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONCLUDED


                                                                                  DECEMBER 31
                                                            ------------------------------------------------------
                                                                1996                 1995                  1994
                                                            -----------           ----------           -----------
    Balance at beginning of period. . . . . . . . .         $23,305,289           25,367,490            25,166,982
    Dispositions during period. . . . . . . . . . .         (13,098,567)               --                    --
    Additions during period . . . . . . . . . . . .             125,007           (2,062,201)              200,508
                                                            -----------           ----------            ----------

    Balance at end of period. . . . . . . . . . . .         $10,331,729           23,305,289            25,367,490
                                                            ===========           ==========            ==========

(D)  Reconciliation of accumulated depreciation:

    Balance at beginning of period. . . . . . . . .         $ 2,321,280            1,683,840             1,045,761
    Dispositions during period. . . . . . . . . . .          (1,512,550)               --                    --
    Depreciation expense. . . . . . . . . . . . . .             219,128              637,440               638,079
                                                            -----------           ----------            ----------
    Balance at end of period. . . . . . . . . . . .         $ 1,027,858            2,321,280             1,683,840
                                                            ===========           ==========            ==========






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 1996 and 1995.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that all mortgage investments and all voluntary dispositions thereof (whether by sale or exchange) must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, is the Associate General Partner and shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any mortgage investment of the Partnership or the disposition thereof.

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

     There is no family relationship among any the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income -XII"), JMB Income Properties, Ltd.-XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the general partner of IDS/JMB Balance Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-IV, JMB Income-V, JMB Income-VI, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. "USC, Inc.", an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc. as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly - traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.







ITEM 11. EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations.

     The General Partners have deferred payment of certain of their distributions of net cash flow from the Partnership. The cumulative amount of such deferred distributions aggregated $679,727 at December 31, 1996, all of which is being deferred in accordance with the subordination requirements of the Partnership Agreement. The aggregate amount deferred, including the above-noted subordinated distributions, is approximately $10 per Interest. All amounts deferred or currently payable do not bear interest.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee is payable from the date the Partnership first advances funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $862,318 of which $52,649 were unpaid at December 31, 1996.

     JMB Realty Corporation or its affiliates are entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans or to enter into land purchase-leasebacks. Such application and commitment fees shall not exceed 3% of the gross proceeds of the offering. To the extent they are paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership will be reduced. As of December 31, 1996, JMB has received approximately $1,367,152 of such fees from the borrowers and the Partnership has paid $589,828 of such fees to the Corporate General Partner.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries, salary-related and direct expenses of certain of their officers and employees while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, such reimbursable costs aggregated $26,228, of which $5,696 were unpaid at December 31, 1996.

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

     Reference is made to Item 10 for information concerning the ownership of the Corporate General Partner.

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



                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

       (1) Financial Statements (See Index to Financial Statements filed with this report.)

       (2)  Exhibits

            3-A.   The Prospectus of the Partnership dated July 24, 1985,
as supplemented January 27, 1986, April 29, 1986, June 11, 1986, August 14, 1986, September 27, 1986 as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 2-95948) dated July 24, 1985.

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

            10-A. Loan documents related to the Partnership's participation in the funding of a non-recourse first mortgage loan on Calibre Pointe Apartments located in Atlanta, Georgia is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 2- 95948) dated March, 25, 1987.

            10-B. Loan documents related to the Partnership's participation in the funding of a first mortgage loan secured by a first mortgage loan on North Rivers Market Shopping Center located in North Charleston, South Carolina, is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 2-95948) dated September 15, 1987.

            10-C. Loan documents related to the Partnership's participation in the funding of a first mortgage loan secured by a first mortgage loan on Riverpoint Center Shopping Center located in Chicago, Illinois, is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16253) dated September 5, 1989.





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

            10-E. Loan documents related to the Partnership's participation in the funding of a participating first mortgage loan secured by Franklin Farm Village Shopping Center located in Fairfax County, Virginia, is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16253) dated November 25, 1991.

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

            10-H. Loan documents related to the repayment of the mortgage loan secured by Franklin Farm Village Center Shopping located in Fairfax County, Virginia, are filed herewith.

            10-I. Loan documents related to the repayment of the mortgage loan on Riverpoint Center Shopping Center located in Chicago, Illinois, are filed herewith.

            21.    List of Subsidiaries

            24.    Powers of Attorney

            27.    Financial Data Schedule

  ----------------

       No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.







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

                  JMB MORTGAGE PARTNERS, LTD. - III

                  By:     JMB Realty Corporation
                          Corporate General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Senior Vice President
                  Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB Realty Corporation
                          Corporate General Partner


                          JUDD D. MALKIN*
                  By:     Judd D. Malkin, Chairman and
                          Chief Financial Officer
                  Date:   March 21, 1997

                          NEIL G. BLUHM*
                  By:     Neil G. Bluhm, President and Director
                  Date:   March 21, 1997

                          H. RIGEL BARBER*
                  By:     H. Rigel Barber, Chief Executive Officer
                  Date:   March 21, 1997

                          GLENN E. EMIG*
                  By:     Glenn E. Emig, Chief Operating Officer
                  Date:   March 21, 1997


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                  Date:   March 21, 1997

                          A. LEE SACKS*
                  By:     A. Lee Sacks, Director
                  Date:   March 21, 1997

                          STUART C. NATHAN*
                  By:     Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:   March 21, 1997

                  *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Attorney-in-Fact
                  Date:   March 21, 1997





                      JMB MORTGAGE PARTNERS, LTD. - III

                                EXHIBIT INDEX



                                                    DOCUMENT
                                                 INCORPORATED
                                                 BY REFERENCE     PAGE
                                                 -------------    ----
3-A.        Copies of pages 8-16, 46-47 and
            A-7 to A-20 of the Prospectus of
            the Partnership dated July 24,
            1985, (as supplemented)                     Yes         --

3-B.        Amended and Restated Agreement of
            Limited Partnership                         Yes         --

3-C.        Real Property Purchase Agreement
            between Calibre Pointe Associates
            and Security Capital Atlantic
            Incorporated                                Yes         --

10-A.       Calibre Pointe Apartments Loan
            Documents                                   Yes         --

10-B.       North Rivers Market Shopping Center
            Loan Documents                              Yes         --

10-C.       Riverpoint Center Loan Documents            Yes         --

10-D.       Rivergate Shopping Center Loan
            Documents                                   Yes         --

10-E.       Franklin Farm Village Center Loan
            Documents                                   Yes         --

10-F.       First and Second Amendments to the
            Franklin Farm Village Center Loan
            Documents                                   Yes         --

10-G.       Calibre Point Apartments Sale
            Documents                                   Yes         --

10-H.       Franklin Farm Village Shopping
            Center Loan Documents                       No

10-I.       Riverpoint Center Shopping Center
            Repayment Loan Documents                    No

21.         List of Subsidiaries                        No

24.         Powers of Attorney                          No

27.         Financial Data Schedule                     No