Form 10-Q
period 1997-03-31
JMB MORTGAGE PARTNERS LTD III
filed 1997-05-13
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1997                     Commission file number 0-16253




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

                           TABLE OF CONTENTS




PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . .     11



PART II.   OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     14

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  7,243,331     28,588,948
  Interest and other receivables. . . . . . . . . . . . . . . . . . .           206,945        238,252
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            16,290         16,290
                                                                           ------------   ------------
     Total current assets . . . . . . . . . . . . . . . . . . . . . .         7,466,566     28,843,490

Investment property held for sale . . . . . . . . . . . . . . . . . .         9,320,965      9,303,871
                                                                           ------------   ------------

Mortgage notes receivable (net of allowance for loan
 loss of $1,077,478 in 1997 and 1996) . . . . . . . . . . . . . . . .        11,032,731     11,032,731
Deferred interest receivable (net of allowance for
 loan loss of $1,866,386 in 1997 and 1996). . . . . . . . . . . . . .           567,269        567,269
Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .            28,350         10,345
                                                                           ------------   ------------
                                                                           $ 28,415,881     49,757,706
                                                                           ============   ============





                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $     22,953         91,185
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .            37,035        148,139
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .            31,899        143,426
                                                                           ------------   ------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . .            91,887        382,750
                                                                           ------------   ------------
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . .            14,777         14,000
                                                                           ------------   ------------
  Commitments and contingencies

     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .           106,664        396,750
                                                                           ------------   ------------

Venture partner's equity in ventures. . . . . . . . . . . . . . . . .         3,303,644      4,076,629

Partners' capital accounts:
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .         3,406,832      3,400,859
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .        (3,507,670)    (3,507,670)
                                                                           ------------   ------------
                                                                                (99,838)      (105,811)
                                                                           ------------   ------------
Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs . . . . . . . . . .        57,758,561     57,758,561
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .        36,205,221     35,613,888
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .       (68,858,371)   (47,982,311)
                                                                           ------------   ------------
                                                                             25,105,411     45,390,138
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        25,005,573     45,284,327
                                                                           ------------   ------------
                                                                           $ 28,415,881     49,757,706
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   526,621        897,290
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      392,176        883,478
                                                                             -----------     ----------
                                                                                 918,797      1,780,768
                                                                             -----------     ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            58,380
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      125,309        310,466
  Mortgage investment servicing fees. . . . . . . . . . . . . . . . . . . .        7,500         18,013
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       24,573         21,000
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        3,337          8,512
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       67,153        115,424
                                                                             -----------     ----------
                                                                                 227,872        531,795
                                                                             -----------     ----------

          Operating earnings (loss) . . . . . . . . . . . . . . . . . . . .      690,925      1,248,973

      Partnership's share of operations of
        unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . .        --            44,039

      Venture partners' share of ventures' operations . . . . . . . . . . .      (93,619)      (199,569)
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .  $   597,306      1,093,443
                                                                             ===========     ==========
          Net earnings (loss) per limited
           partnership interest . . . . . . . . . . . . . . . . . . . . . .  $      9.06          16.59
                                                                             ===========     ==========
          Cash distributions per limited
           partnership interest . . . . . . . . . . . . . . . . . . . . . .  $    320.00          --
                                                                             ===========     ==========

                       See accompanying notes to consolidated financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    597,306      1,093,443
  Items not requiring cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            58,380
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        3,337          8,512
    Partnership's share of operations of unconsolidated venture,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .        --           (44,039)
    Venture partner's share of ventures' operations . . . . . . . . . . . .       93,619        199,569
  Changes in:
    Interest and other receivables. . . . . . . . . . . . . . . . . . . . .       31,307        143,649
    Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (21,912)
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .        --           (43,062)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (68,232)        25,048
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .     (111,104)       (54,334)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .     (111,527)      (145,392)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          777          2,702
                                                                            ------------   ------------
          Net cash provided by (used in) operating activities . . . . . . .      435,483      1,222,564
                                                                            ------------   ------------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (17,094)       (31,283)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (21,342)         --
                                                                            ------------   ------------
          Net cash provided in (used in) investing activities . . . . . . .      (38,436)       (31,283)
                                                                            ------------   ------------
Cash flows from financing activities:
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .     (866,604)         --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (20,876,060)         --
                                                                            ------------   ------------
     Net cash used in financing activities. . . . . . . . . . . . . . . . .  (21,742,664)         --
                                                                            ------------   ------------
     Net increase (decrease) in cash and cash equivalents . . . . . . . . .  (21,345,617)     1,191,281
     Cash and cash equivalents, beginning of year . . . . . . . . . . . . .   28,588,948      7,538,476
                                                                            ------------   ------------
     Cash and cash equivalents, end of period . . . . . . . . . . . . . . . $  7,243,331      8,729,757
                                                                            ============   ============




                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                          1997                    1996
                                                                      ------------            -----------

Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest . . . . . . . .           $      --                     --
                                                                      ============           ============

  Non-cash investing and financing activities . . . . . . .           $      --                     --
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

                   JMB MORTGAGE PARTNERS, LTD. - III
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell the such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the North Rivers Market Shopping Center investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such property and for properties sold during the past two years were $185,758 and $345,991, respectively, for the three months ended March 31, 1997 and 1996.

In addition, the accompanying financial statements include $44,039 of the Partnership's share of total operations of $135,298 for the three months ended March 31, 1996 for the Spring Hill Fashion Center, an unconsolidated property sold in November, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            March 31,
                                    1997       1996           1997
                                  -------     ------        ---------
Mortgage investment
  servicing fees. . . . . . .     $ 7,500     18,013          7,500
Property management
 fees . . . . . . . . . . . .      27,078     25,994           --
Reimbursement (at cost)
 for out-of-pocket
 expenses and salaries
 and salary-related
 expenses . . . . . . . . . .       8,599      6,557          8,599
                                  -------    -------         ------
                                  $43,177     50,564         16,099
                                  =======    =======         ======

     The General Partners have deferred payment of approximately $680,000 of their distributions of prior net cash flow from the Partnership and approximately $908,000 of their subordinated portion of sales and repayment proceeds at March 31, 1997, in accordance with the subordination requirements of the Partnership Agreement. Such subordination requirements are not expected to be attained over the remaining expected operating period of the Partnership. All amounts deferred or currently payable do not bear interest.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy was 87% at March 31, 1997. The manager is attempting to lease the vacant space in the center. As the Partnership has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore, is not subject to continued depreciation. As of the date of this report, no potential purchasers for this property have been identified. Therefore, there can be no assurance that a sale transaction on acceptable terms can be arranged during 1997.


SHOPPES AT RIVERGATE

     Occupancy was 99% at March 31, 1997. In March 1997, the Partnership issued a payoff letter to the borrower regarding an early repayment of the mortgage loan at an amount less than what would otherwise be due under the terms of the original mortgage loan. There can be no assurance that such loan will be prepaid, or repaid by the maturity date of the loan in July 1997. Accordingly, the Partnership has continued to classify this mortgage note receivable as a long term rather than a current asset in the accompanying consolidated financial statements. If the Partnership and borrower can not reach an agreement for repayment of the mortgage loan on or before the maturity date, the Partnership may initiate proceedings to realize upon their security and obtain legal title to the property.


SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Shoppes at Rivergate Shopping Center for the three months ended March 31, 1997 and 1996. Such property secures the participating first mortgage investment made by the Partnership.

                                               1997          1996
                                             --------      -------

     Total revenues . . . . . . . . . .      $531,291      577,769
                                             ========      =======
     Net income (loss). . . . . . . . .      $101,124       54,504
                                             ========      =======

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.FINANCIAL INFORMATION

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $440 and $500 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership had been made aware that in mid-March of 1997 one other unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.9% of the Interests in the Partnership at $480 per Interest. The offer expired in early April 1997. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 1.91% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1997 as compared to December 31, 1996 is primarily due to distributions of approximately $20,876,000 made to the Limited Partners in February 1997 representing a portion of the proceeds from the repayment of Franklin Farm Village Center and Riverpoint Shopping Center mortgage loans and from the sale of Spring Hill Fashion Corner in 1996.

     The decrease in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to payment made of mortgage investment servicing fees.

     The decrease in accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is due to the timing of payment of real estate taxes at the North Rivers Market property.

     The decrease in other current liabilities at March 31, 1997 as compared to December 31, 1996 is primarily due to a payment of approximately $146,000 made from deposits held for real estate taxes for the Shoppes at Rivergate.

     The decrease in venture partner's equity in ventures at March 31, 1997 as compared to December 31, 1996 is primarily due to distributions of $603,180 paid to the other participating lender (Mortgage Partners-IV) from the North Rivers Market property.

     Other significant fluctuations in income and expense items for the three months ended March 31, 1997 as compared to the same period in 1996 are due primarily to repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center and the sale of Calibre Pointe Apartments and Spring Hill Fashion Corner in 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1997.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina. . . . .       85%        83%       83%       81%      87%

-----------------



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

             10-B.   Loan document related to the Partnership's
participation in the funding of a first mortgage secured by a first mortgage on Shops at Rivergate Shopping Center located in Goodlettsville, Tennessee, dated August 24, 1987 is hereby incorporated herein by reference to Exhibit 10-D of the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16253) dated March 19, 1993.

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


                            JMB MORTGAGE PARTNERS, LTD. - III

                            BY:  JMB Realty Corporation
                                 (Corporate General Partner)



                                        GAILEN J. HULL
                                 By:    Gailen J. Hull,
                                        Senior Vice President
                                 Date:  May 9, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                        GAILEN J. HULL
                                        Gailen J. Hull
                                        Principal Accounting Officer
                                 Date:  May 9, 1997