Form 10-Q
period 1997-06-30
JMB MORTGAGE PARTNERS LTD III
filed 1997-08-11
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1997                      Commission file number 0-16253




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

                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  7,106,830     28,588,948
  Interest, rents and other receivables . . . . . . . . . . . . . . .           119,119        238,252
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            16,290         16,290
  Mortgage note receivable (net of allowance for loan
   loss of $1,077,478 in 1997 and 1996) . . . . . . . . . . . . . . .        11,032,731     11,032,731
  Deferred interest receivable (net of allowance for
   loan loss of $1,866,386 in 1997 and 1996). . . . . . . . . . . . .           567,269        567,269
                                                                           ------------   ------------
     Total current assets . . . . . . . . . . . . . . . . . . . . . .        18,842,239     40,443,490

Investment property held for sale . . . . . . . . . . . . . . . . . .         9,452,351      9,303,871
                                                                           ------------   ------------


Deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .            27,349         10,345
                                                                           ------------   ------------
                                                                           $ 28,321,939     49,757,706
                                                                           ============   ============





                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $     78,608         91,185
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .            76,292        148,139
  Other current liabilities . . . . . . . . . . . . . . . . . . . . .            65,678        143,426
                                                                           ------------   ------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . .           220,578        382,750
                                                                           ------------   ------------
  Tenant security deposits. . . . . . . . . . . . . . . . . . . . . .            16,307         14,000
                                                                           ------------   ------------
  Commitments and contingencies

     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .           236,885        396,750
                                                                           ------------   ------------

Venture partner's equity in ventures. . . . . . . . . . . . . . . . .         3,398,382      4,076,629

Partners' capital accounts:
  General partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .         3,472,040      3,400,859
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .        (3,578,851)    (3,507,670)
                                                                           ------------   ------------
                                                                               (105,811)      (105,811)
                                                                           ------------   ------------
Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs . . . . . . . . . .        57,758,561     57,758,561
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .        36,544,670     35,613,888
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .       (69,510,748)   (47,982,311)
                                                                           ------------   ------------
                                                                             24,792,483     45,390,138
                                                                           ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . .        24,686,672     45,284,327
                                                                           ------------   ------------
                                                                           $ 28,321,939     49,757,706
                                                                           ============   ============

                       See accompanying notes to consolidated financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . .   $   371,793       897,168       898,414     1,794,458
  Rental income . . . . . . . . . . . . . . . .       401,078       906,235       793,254     1,789,713
                                                  -----------    ----------    ----------    ----------
                                                      772,871     1,803,403     1,691,668     3,584,171
                                                  -----------    ----------    ----------    ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . .         --           58,086         --          116,466
  Property operating expenses . . . . . . . . .       122,309       341,532       247,618       651,998
  Mortgage investment servicing fees. . . . . .         7,500        18,632        15,000        36,645
  Professional services . . . . . . . . . . . .        23,705        22,621        48,278        43,621
  Amortization of deferred expenses . . . . . .         1,001         8,512         4,338        17,024
  General and administrative. . . . . . . . . .       118,961        85,215       186,114       200,639
                                                  -----------    ----------    ----------    ----------
                                                      273,476       534,598       501,348     1,066,393
                                                  -----------    ----------    ----------    ----------

          Operating earnings (loss) . . . . . .       499,395     1,268,805     1,190,320     2,517,778

      Partnership's share of
        operations of uncon-
        solidated venture . . . . . . . . . . .         --           29,609         --           73,648

      Venture partners' share
        of ventures' operations . . . . . . . .       (94,738)     (188,608)     (188,357)     (388,177)
                                                  -----------    ----------    ----------    ----------
          Net operating earnings (loss) . . . .       404,657     1,109,806     1,001,963     2,203,249





                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------

Gain on sale of investment property,
  net of venture partner's share of
  gain of $980,379. . . . . . . . . . . . . . .         --        1,620,384         --        1,620,384
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . .   $   404,657     2,730,190     1,001,963     3,823,633
                                                  ===========    ==========    ==========    ==========

          Net earnings (loss) per
           limited partnership
           interest:
             Net operating earnings (loss). . .   $      5.21         13.68         14.27         30.44
             Net gain on sale of
               investment property. . . . . . .         --            24.59         --            24.59
                                                  -----------    ----------    ----------    ----------

                                                  $      5.21         38.27         14.27         55.03
                                                  ===========    ==========    ==========    ==========
          Cash distributions per
           limited partnership
           interest . . . . . . . . . . . . . .   $     10.00         30.00        330.00         30.00
                                                  ===========    ==========    ==========    ==========












                       See accompanying notes to consolidated financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,001,963      3,823,633
  Items not requiring cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           116,466
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        4,338         17,024
    Partnership's share of operations of unconsolidated venture,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .        --           (73,648)
    Venture partner's share of ventures' operations and gain on sale
      of investment property. . . . . . . . . . . . . . . . . . . . . . . .      188,357      1,368,556
    Total gain on sale of investment property . . . . . . . . . . . . . . .        --        (2,600,763)
  Changes in:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . .      119,133         21,886
    Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        --            24,477
    Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . .        --           (86,124)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,577)        77,796
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      (71,847)       (74,070)
    Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .      (77,748)       (91,700)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        2,307        (20,661)
                                                                            ------------   ------------
          Net cash provided by (used in) operating activities . . . . . . .    1,153,926      2,502,872
                                                                            ------------   ------------
Cash flows from investing activities:
  Cash proceeds from sale of investment property,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .        --        14,175,511
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .     (148,480)       (99,204)
  Payment of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .      (21,342)         --
                                                                            ------------   ------------
          Net cash provided in (used in) investing activities . . . . . . .     (169,822)    14,076,307
                                                                            ------------   ------------
Cash flows from financing activities:
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .     (866,604)    (5,660,400)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (21,528,437)    (2,007,725)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (71,181)      (217,459)
                                                                            ------------   ------------
     Net cash used in financing activities. . . . . . . . . . . . . . . . .  (22,466,222)    (7,885,584)
                                                                            ------------   ------------





                                     JMB MORTGAGE PARTNERS, LTD. - III
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                          1997                    1996
                                                                      ------------            -----------

     Net increase (decrease) in cash and cash equivalents .            (21,482,118)             8,693,595

     Cash and cash equivalents, beginning of year . . . . .             28,588,948              7,538,476
                                                                      ------------           ------------

     Cash and cash equivalents, end of period . . . . . . .           $  7,106,830             16,232,071
                                                                      ============           ============

Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest . . . . . . . .           $      --                     --
                                                                      ============           ============

  Non-cash investing and financing activities . . . . . . .           $      --                     --
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

                        JUNE 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell the such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the North Rivers Market Shopping Center investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such property and for properties sold during the past two years were $373,735 and $693,237, respectively, for the six months ended June 30, 1997 and 1996.
In addition, the accompanying financial statements include $73,649 of the Partnership's share of total operations of $226,263 for the six months ended June 30, 1996 for the Spring Hill Fashion Center, an unconsolidated property sold in November, 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            June 30,
                                    1997       1996           1997
                                  -------     ------        ---------
Mortgage investment
  servicing fees. . . . . . .     $15,000     36,646         15,000
Property management fees. . .      51,731     51,311          --
Reimbursement (at cost) for
 salary and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties. .      18,362     13,114         26,433
                                  -------    -------         ------
                                  $85,093    101,071         41,433
                                  =======    =======         ======

     The General Partners have deferred payment of approximately $680,000 of their distributions of prior net cash flow from the Partnership and approximately $908,000 of their subordinated portion of sales and repayment proceeds at June 30, 1997, in accordance with the subordination requirements of the Partnership Agreement. Such subordination requirements are not expected to be attained over the remaining expected operating period of the Partnership. All amounts deferred or currently payable do not bear interest.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy remained at 87% at June 30, 1997. The property manager is attempting to lease the vacant space in the center and in such regard has recently reached tentative agreements with three additional tenants which, if consummated, would increase occupancy to 92%. As the venture has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and, therefore, is not subject to continued depreciation. The venture's plan is to market this property for sale in the third quarter of 1997. However, there can be no assurance that a sale transaction on acceptable terms can be arranged during 1997.


SHOPPES AT RIVERGATE

     In March 1997, the Partnership issued a payoff letter to the borrower regarding an early repayment of the mortgage loan at an amount less than what was otherwise due under the terms of the original mortgage loan. Pursuant to such agreement, on July 16, 1997, the Partnership received $11,600,000 representing payment in full on the mortgage loan.
Accordingly, the Partnership has classified this mortgage note receivable as a current asset in the accompanying consolidated financial statements. The payment of the mortgage loan will result in no gain or loss for financial reporting purposes in 1997 (as a result of loan loss provisions totaling approximately $2,944,000 previously recorded by the Partnership), and is expected to result in a loss of approximately $3,600,000 for Federal income tax purposes in 1997.


SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Shoppes at Rivergate Shopping Center for the six months ended June 30, 1997 and 1996. Such property secured the participating first mortgage investment made by the Partnership which was retired at a discount by the borrower (as discussed above) in July, 1997.

                                              1997          1996
                                           ----------    ---------

     Total revenues . . . . . . . . . .    $  917,800    1,039,600
                                           ==========    =========
     Net income (loss). . . . . . . . .    $  163,100      (17,300)
                                           ==========    =========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

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

     The Partnership had been made aware that in mid-March of 1997 another unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.9% of the Interests in the Partnership at $480 per Interest. The offer expired in early April 1997. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.87% of the outstanding Interests have been purchased in 1996 and 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     The affairs of the Partnership are expected to be wound up in the 1997-1998 time frame, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute the proceeds received in July 1997 from the repayment of the Partnership's participating first mortgage loan on the Shoppes at Rivergate and any sale proceeds from the planned disposition of the Partnership's remaining investment in North Rivers Market, aggregate sale and repayment distributions received by Holders of Interest over the entire term of the Partnership are expected to be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is due primarily to distributions of approximately $20,876,000 ($320 per Interest) made to the Limited Partners in February 1997, representing substantially all of the proceeds from the repayment of Franklin Farm Village Center and Riverpoint Shopping Center mortgage loans and from the sale of Spring Hill Fashion Corner in 1996. The Partnership also distributed approximately $726,000 of operating cash flow in May 1997 ($71,181 of which was the General Partners' share).

     The decrease in interest and other receivables at June 30, 1997 as compared to December 31, 1996 is due primarily to the timing of tenants' payments of real estate tax and expense recoveries at the North Rivers Market property, and to a decrease in accrued interest as a result of a decrease in cash and cash equivalents at June 30, 1997.

     The decrease in accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 is due to the timing of payment of real estate taxes at the North Rivers Market property.

     The decrease in other current liabilities at June 30, 1997 as compared to December 31, 1996 is due primarily to a payment made from deposits held for real estate taxes for the Shoppes at Rivergate.

     The decrease in venture partner's equity in ventures at June 30, 1997 as compared to December 31, 1996 is due to distributions of approximately $603,000 and $263,000, respectively, paid to the other participating lender (Mortgage Partners-IV) from the North Rivers Market and Calibre Pointe properties.

     Gain on sale of investment property of approximately $1,620,000 for the three and six months ended June 30, 1996 resulted from the May 1996 sale of the Calibre Pointe Apartments.

     Other significant fluctuations in income and expense items for the three and six months ended June 30, 1997 as compared to the same period in 1996 are due primarily to the repayments of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center and the sales of Calibre Pointe Apartments and Spring Hill Fashion Corner in 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1997.

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina. . . . .       85%        83%       83%       81%      87%     87%





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

             10-A.   Loan documents related to the Partnership's
participation in the funding of a first mortgage loan secured by the North Rivers Market Shopping Center located in North Charleston, South Carolina, are hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 2-95948) dated September 15, 1987.

             10-B.   Agreement of Partnership of North Rivers Market
Associates between the Partnership and JMB Mortgage Partners, Ltd. - IV, dated April 26, 1993 is filed herewith.

             10-C.   Loan documents related to the Partnership's
participation in the funding of a first mortgage loan secured by the Shoppes at Rivergate Shopping Center located in Goodlettsville, Tennessee, dated August 24, 1987 are hereby incorporated herein by reference to
Exhibit 10-D of the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16253) dated March 19, 1993.

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


                            JMB MORTGAGE PARTNERS, LTD. - III

                            BY:  JMB Realty Corporation
                                 (Corporate General Partner)



                                        GAILEN J. HULL
                                 By:    Gailen J. Hull,
                                        Senior Vice President
                                 Date:  August 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                        GAILEN J. HULL
                                        Gailen J. Hull
                                        Principal Accounting Officer
                                 Date:  August 8, 1997