Form 10-Q
period 1997-09-30
JMB MORTGAGE PARTNERS LTD III
filed 1997-11-12
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                        Commission file number 0-16253




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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

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

                                              CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1997              1996
                                                                                   -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 19,182,196       28,588,948
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .           204,014          238,252
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            25,120           16,290
  Mortgage note receivable (net of allowance for loan
   loss of $967,269) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --          11,032,731
  Deferred interest receivable (net of allowance for
   loan loss of $1,260,152). . . . . . . . . . . . . . . . . . . . . . . . . .             --             567,269
                                                                                    ------------     ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        19,411,330       40,443,490

Investment property held for sale. . . . . . . . . . . . . . . . . . . . . . .         9,499,479        9,303,871
                                                                                    ------------     ------------


Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            43,811           10,345
                                                                                    ------------     ------------
                                                                                    $ 28,954,620       49,757,706
                                                                                    ============     ============





                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       1997              1996
                                                                                   -------------      -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     92,079           91,185
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .           115,042          148,139
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .             3,942          143,426
                                                                                    ------------     ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .           211,063          382,750
                                                                                    ------------     ------------
  Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            16,277           14,000
                                                                                    ------------     ------------
  Commitments and contingencies

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           227,340          396,750
                                                                                    ------------     ------------

Venture partner's equity in ventures . . . . . . . . . . . . . . . . . . . . .         3,532,179        4,076,629

Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . .             1,000            1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . .         3,472,040        3,400,859
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .        (3,578,851)      (3,507,670)
                                                                                    ------------     ------------
                                                                                        (105,811)        (105,811)
                                                                                    ------------     ------------
Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . . . .        57,758,561       57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . .        37,053,099       35,613,888
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .       (69,510,748)     (47,982,311)
                                                                                    ------------     ------------
                                                                                      25,300,912       45,390,138
                                                                                    ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . .        25,195,101       45,284,327
                                                                                    ------------     ------------
                                                                                    $ 28,954,620       49,757,706
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

                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                      (UNAUDITED)


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             1997           1996            1997           1996
                                                         -----------     ----------     -----------     ----------
Income:
  Interest income. . . . . . . . . . . . . . . . . .     $   451,821        706,968       1,350,235      2,501,426
  Rental income. . . . . . . . . . . . . . . . . . .         429,034        412,546       1,222,288      2,202,259
                                                         -----------     ----------      ----------     ----------
                                                             880,855      1,119,514       2,572,523      4,703,685
                                                         -----------     ----------      ----------     ----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . .           --            58,714           --           175,180
  Property operating expenses. . . . . . . . . . . .         164,872        168,443         412,490        799,649
  Mortgage investment servicing fees . . . . . . . .           1,192         18,525          16,192         55,170
  Professional services. . . . . . . . . . . . . . .           5,265         29,752          53,543         73,373
  Amortization of deferred expenses. . . . . . . . .             680          8,512           5,018         25,536
  General and administrative . . . . . . . . . . . .          66,620         69,925         252,734        270,564
  Provision for loan loss. . . . . . . . . . . . . .           --           111,000           --           111,000
                                                         -----------     ----------      ----------     ----------
                                                             238,629        464,871         739,977      1,510,472
                                                         -----------     ----------      ----------     ----------

          Operating earnings (loss). . . . . . . . .         642,226        654,643       1,832,546      3,193,213

Partnership's share of operations
  of unconsolidated venture. . . . . . . . . . . . .           --          (195,414)          --          (121,766)

Venture partners' share of
  ventures' operations . . . . . . . . . . . . . . .        (133,797)       (71,768)       (322,154)      (466,643)
                                                         -----------     ----------      ----------     ----------
          Net operating earnings (loss). . . . . . .         508,429        387,461       1,510,392      2,604,804





                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             1997           1996            1997           1996
                                                         -----------     ----------     -----------     ----------

Gain on sale of investment property,
  net of venture partner's share of
  gain of $980,379 . . . . . . . . . . . . . . . . .           --             --              --         1,620,384
                                                         -----------     ----------      ----------     ----------

          Net earnings (loss). . . . . . . . . . . .     $   508,429        387,461       1,510,392      4,225,188
                                                         ===========     ==========      ==========     ==========

          Net earnings (loss) per
           limited partnership
           interest:
             Net operating earnings (loss) . . . . .     $      7.79           5.96           22.06          36.62
             Net gain on sale of
               investment property . . . . . . . . .           --             --              --             24.59
                                                         -----------     ----------      ----------     ----------

                                                         $      7.79           5.96           22.06          61.21
                                                         ===========     ==========      ==========     ==========
          Cash distributions per
           limited partnership
           interest. . . . . . . . . . . . . . . . .     $     --            130.00          330.00         160.78
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

                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                      (UNAUDITED)
                                                                                          1997             1996
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,510,392       4,225,188
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            175,180
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .           5,018          25,536
    Provision for loan loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            111,000
    Partnership's share of operations of unconsolidated venture,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            121,766
    Venture partner's share of ventures' operations and gain on sale
      of investment property . . . . . . . . . . . . . . . . . . . . . . . . . . .         322,154       1,447,022
    Total gain on sale of investment property. . . . . . . . . . . . . . . . . . .           --         (2,600,763)
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . .          34,238         164,108
    Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            (61,072)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,830)          --
    Deferred interest receivable . . . . . . . . . . . . . . . . . . . . . . . . .           --            (74,352)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             894          57,686
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .         (33,097)        (37,035)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        (139,484)        (54,871)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,277         (20,662)
                                                                                      ------------    ------------
          Net cash provided by (used in) operating activities. . . . . . . . . . .       1,693,562       3,478,731
                                                                                      ------------    ------------
Cash flows from investing activities:
  Cash proceeds from repayment of mortgage loan. . . . . . . . . . . . . . . . . .      11,600,000           --
  Cash proceeds from sale of investment property,
    net of selling expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         14,175,511
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . .        (195,608)       (204,727)
  Payment of deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (38,484)          --
                                                                                      ------------    ------------
          Net cash provided in (used in) investing activities. . . . . . . . . . .      11,365,908      13,970,784
                                                                                      ------------    ------------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . . . . . . . . . . . . . . . .        (866,604)     (5,922,051)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . .     (21,528,437)    (10,488,625)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . .         (71,181)       (217,459)
                                                                                      ------------    ------------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . .     (22,466,222)    (16,628,135)
                                                                                      ------------    ------------




                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                   1997                      1996
                                                                               ------------              -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . . . . . . .               (9,406,752)                 821,380
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . . . . . .               28,588,948                7,538,476
                                                                               ------------             ------------
          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . . . . . . . .             $ 19,182,196                8,359,856
                                                                               ============             ============

Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .             $      --                       --
                                                                               ============             ============

  Non-cash investing and financing activities. . . . . . . . . . .             $      --                       --
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

                          SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell the such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the North Rivers Market Shopping Center investment property. Accordingly, this property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for such property and for properties sold during the past two years were $639,214 and $853,053, respectively, for the nine months ended September 30, 1997 and 1996. In addition, the accompanying financial statements include $121,766 of the Partnership's share of total operations of $374,089 for the nine months ended September 30, 1996 for the Spring Hill Fashion Center, an unconsolidated property sold in November, 1996.

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                                  Unpaid at
                                                                September 30,
                                       1997          1996           1997
                                     --------       ------      -------------
Mortgage investment
  servicing fees . . . . . . . .     $ 16,192       55,170            --
Property management fees . . . .       80,875       73,544            --
Reimbursement (at cost) for
 salary and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . . .       29,691       19,671          16,480
                                     --------      -------          ------
                                     $126,758      148,385          16,480
                                     ========      =======          ======

     The General Partners have deferred payment of approximately $680,000 of their distributions of prior net cash flow from the Partnership and approximately $908,000 of their subordinated portion of sales and repayment proceeds at September 30, 1997, in accordance with the subordination requirements of the Partnership Agreement. Such subordination requirements are not expected to be attained over the remaining expected operating period of the Partnership. All amounts deferred or currently payable do not bear interest.

NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy increased to 88% at September 30, 1997, from 87% at June 30, 1997. The property manager has been attempting to lease the remaining vacant space in the center and as a result, the center is currently 94% leased. As the venture has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and, therefore, is not subject to continued depreciation. In such regard, the venture has reached an agreement in principle to sell the property by the end of 1997 to an independent third party. However, the sale is subject to various contingencies including final documentation and therefore there can be no assurance that a sale transaction will be completed in the near term with this or any other purchaser. If the sale is completed on the proposed terms, the venture would recognize a gain in 1997 for financial reporting purposes (due in part to the $2,300,000 value impairment provision recorded by the venture in 1995) and a gain in 1997 for Federal income tax purposes, approximately 33.5% of which would be allocated to the affiliated venture partner.

SHOPPES AT RIVERGATE

     In March 1997, the Partnership issued a payoff letter to the borrower of the loan secured by this property regarding an early repayment of the mortgage loan at an amount less than what was otherwise due under the terms of the original mortgage loan. Pursuant to such agreement, on July 16, 1997, the Partnership received $11,600,000, representing payment in full on the mortgage loan. The payment of the mortgage loan resulted in no gain or loss for financial reporting purposes in 1997 (as a result of loan loss provisions totaling approximately $2,227,000 previously recorded by the Partnership), and will result in a loss of approximately $3,600,000 for Federal income tax purposes in 1997.

SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Shoppes at Rivergate Shopping Center for the period ending July 16, 1997 and for the nine months ended September 30, 1996. Such property secured the participating first mortgage investment made by the Partnership which was retired at a discount by the borrower as discussed above.

                                                   1997            1996
                                                ----------      ---------

     Total revenues. . . . . . . . . . . . .    $  984,000      1,434,365
                                                ==========      =========
     Net income (loss) . . . . . . . . . . .    $  166,000         10,443
                                                ==========      =========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     During 1996, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.7% of the Interests in the Partnership at between $440 and $500 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During 1997 two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging between $200 and $480 per Interest. Two of such offers have expired and a third offer is scheduled to expire in late December, 1997. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 4.14% of the outstanding Interests have been purchased in 1996 and 1997 by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     The affairs of the Partnership are expected to be wound up in the 1997-1998 time frame, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute sale proceeds from the planned disposition of the Partnership's remaining investment in North Rivers Market, aggregate sale and repayment distributions received by Holders of Interests over the entire term of the Partnership are expected to be less than their original investment.

     It is currently anticipated that the Partnership will distribute approximately $15.66 million ($240 per Interest) to the Holders of Interests in late November, 1997, which includes approximately $11.4 million ($175 per Interest) from the proceeds of the Shoppes at Rivergate loan payoff.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is due primarily to distributions of approximately $20,876,000 ($320 per Interest) made to the Limited Partners in February 1997, representing substantially all of the proceeds from the repayment of Franklin Farm Village Center and Riverpoint Shopping Center mortgage loans and from the sale of Spring Hill Fashion Corner in 1996.
The Partnership also distributed approximately $726,000 of operating cash flow in May 1997 ($71,181 of which was the General Partners' share). Such decrease has been partially offset by the temporary investment of the approximately $11,600,000 of proceeds from the July, 1997 payoff of the Shoppes at Rivergate mortgage loan, substantially all of which are expected to be distributed to the Limited Partners in November, 1997.

     The decrease in interest and other receivables at September 30, 1997 as compared to December 31, 1996 is due primarily to the timing of tenants' payments of real estate tax and expense recoveries at the North Rivers Market property, and to a decrease in accrued interest as a result of a decrease in cash and cash equivalents at September 30, 1997.

     The decrease in accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 is due to the timing of payment of real estate taxes at the North Rivers Market property.

     The decrease in mortgage note receivable, deferred interest receivable and other current liabilities at September 30, 1997 as compared to December 31, 1996 is due to the July, 1997 repayment of the mortgage loan secured by the Shoppes at Rivergate.

     The decrease in venture partner's equity in ventures at September 30, 1997 as compared to December 31, 1996 is due to distributions of approximately $603,000 and $263,000, respectively, paid to the other participating lender (Mortgage Partners-IV) from the North Rivers Market and Calibre Pointe properties.

     Gain on sale of investment property of approximately $1,620,000 for the nine months ended September 30, 1996 resulted from the May, 1996 sale of the Calibre Pointe Apartments.

     Other significant fluctuations in income and expense items for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 are due primarily to the repayments of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center and the sales of Calibre Pointe Apartments and Spring Hill Fashion Corner in 1996, partially offset by the repayment of the Shoppes at Rivergate mortgage loan in July, 1997.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                       OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1997.

                                                        1996                                   1997
                                         -------------------------------------      ------------------------------
                                        At          At          At         At       At       At       At       At
                                       3/31        6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----        ----        ----      -----     ----     ----    -----    -----

1.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina . . . . . .        85%         83%         83%        81%      87%      87%      88%





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

               10-B.   Agreement of Partnership of North Rivers Market
Associates between the Partnership and JMB Mortgage Partners, Ltd. - IV, dated April 26, 1993 hereby incorporated herein by reference to the Partnership's report for June 30, 1997 on Form 10-Q (File No. 0-16253) dated August 8, 1997.

               10-C.   Loan document related to the repayment of the first
mortgage loan secured by the Shoppes at Rivergate Shopping Center located in Goodlettsville, Tennessee, dated July 15, 1997 is filed herewith.

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


                               JMB MORTGAGE PARTNERS, LTD. - III

                               BY:  JMB Realty Corporation
                                    (Corporate General Partner)



                                            GAILEN J. HULL
                                    By:     Gailen J. Hull,
                                            Senior Vice President
                                    Date:   November 12, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                            GAILEN J. HULL
                                    By:     Gailen J. Hull
                                            Principal Accounting Officer
                                    Date:   November 12, 1997