Form 10-K
period 1997-12-31
JMB MORTGAGE PARTNERS LTD III
filed 1998-03-30
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year                     Commission file number 0-16253
ended December 31, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K [   ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . . .  1

Item 2.      Properties. . . . . . . . . . . . . . . . . . . .  4

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . .  6

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . . .  6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . . .  6

Item 6.      Selected Financial Data . . . . . . . . . . . . .  7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . .  9

Item 7A.     Quantitative and Qualitative
             Disclosure About Market Risk. . . . . . . . . . . 12

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . . . 13

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . . . 34


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . . . 34

Item 11.     Executive Compensation. . . . . . . . . . . . . . 37

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . 37

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . . . 39


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . . . 39


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

     The Partnership was engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. As of December 31, 1997, all of the Partnership's investments in real estate have been liquidated. The Partnership's mortgage investments were located throughout the nation and it had no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. The Partnership is self-liquidating in nature. At disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, were held for working capital, distributed or reinvested in existing mortgage investments or properties held, rather than invested in acquiring additional mortgage investments. Reference is also made to
Item 7.


     The Partnership made mortgage investments in the properties listed below.


NAME, TYPE OF PROPERTY                            DATE OF              SALE OR
      AND LOCATION              SIZE            INVESTMENT         REPAYMENT DATE      TYPE OF OWNERSHIP
----------------------       ----------       ---------------     -----------------    ---------------------

1. Spring Hill
   Fashion Corner
   shopping center
   West Dundee,
   Illinois. . . . . . .      125,198
                               sq.ft.         February, 1986          11-13-96         Fee ownership of land and
                                                                                       improvements (through joint
                                                                                       venture partnership) (c)
2. Shoppes at Rivergate
   shopping center
   Goodlettsville
   (Nashville),
   Tennessee . . . . . .       169,000
                               sq. ft.        September, 1987          7-16-97         Participating first mortgage
                                                                                       loan (d)
3. Calibre Pointe
   Apartments
   Atlanta, Georgia. . .         214
                                units         September, 1987          5-30-96         Fee ownership of land and
                                                                                       improvements (through joint
                                                                                       venture partnership) (a)
4. North Rivers Market
   shopping center
   North Charleston,
   South Carolina. . . .      204,779
                               sq. ft.        December, 1987          12-30-97         Fee ownership of land and,
                                                                                       improvements (through joint
                                                                                       venture partnership) (b)
5. Riverpoint Center
   shopping center
   Chicago, Illinois . .      196,080
                               sq. ft.         August, 1987           12-24-96         Participating first mortgage
                                                                                       loan (d)




NAME, TYPE OF PROPERTY                            DATE OF             SALE OR
      AND LOCATION              SIZE            INVESTMENT         REPAYMENT DATE      TYPE OF OWNERSHIP
----------------------       ----------       ---------------     -----------------    ---------------------

6. Franklin Farm
   Village
   Center shopping
   center
   Fairfax County,
   Virginia. . . . . . .      104,000
                               sq. ft.        December, 1991          10-30-96         Participating first mortgage
                                                                                       loan (d)

------------
   (a)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the
Partnership, through a joint venture, obtaining legal title to this property in December 1991 and for a description of the subsequent sale of this property in May 1996.

   (b)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the
Partnership accounting for its investment as a joint venture investment in real estate effective September 1, 1992.
Also, reference is made to the Notes for a description of the sale of this property in December 1997.

   (c)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the
Partnership, through a joint venture, accounting for this investment as in-substance foreclosed at January 1, 1995 and subsequently taking title to the property in May 1995.  Also, reference is made to the Notes for a description of the sale of this property in November 1996.

   (d)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the repayment of this mortgage loan.



     The Partnership's agreements for these mortgage investments were made during the years 1991, 1989, 1988, 1987 and 1986. The Partnership's participating first mortgage loan on the Spring Hill Fashion Corner shopping center in West Dundee, Illinois including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in May 1995 and subsequent sale in November 1996 are described in the Notes which descriptions are hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the Shoppes at Rivergate shopping center in Goodlettsville (Nashville), Tennessee and subsequent payoff in July 1997 are described in the Notes, which descriptions are hereby incorporated by reference. The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in December 1991 and subsequent sale in May 1996 are described in the Notes which descriptions are hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the North Rivers Market Shopping Center in North Charleston, South Carolina including the subsequent acquisition of the underlying collateral and subsequent sale in December 1997 are described in the Notes, which descriptions are hereby incorporated herein by reference. The Partnership's participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois and subsequent payoff in December 1996 are described in the Notes, which descriptions are hereby incorporated herein by reference. The Partnership's fundings of a participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia and subsequent payoff in October 1996 are described in the Notes, which descriptions are hereby incorporated herein by reference.

     The properties including those securing the Partnership's mortgage investments were subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the properties including those which secured the Partnership's mortgage were in competition for new tenants. Reference is made to Item 7. The Partnership maintained the suitability and competitiveness of its owned property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     The Partnership has no employees other than personnel which performed on-site duties at the North Rivers Market Shopping Center, prior to its sale, in December 1997, none of whom were officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners, and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership had made real estate/mortgage investments in the six properties referred to under Item 1 above, to which reference is hereby made for a description of said investments.

   The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment property owned in the Consolidated Financial Statements during 1997.

                                                                  1996                        1997
                                                        -------------------------   -------------------------
                                 Principal              At     At      At     At     At     At     At     At
                                 Business              3/31   6/30    9/30  12/31   3/31   6/30   9/30  12/31
                                 -------------         ----   ----    ----  -----   ----   ----  -----  -----

1.  North Rivers Market
    Shopping Center. . . . . .   Retail                 85%    83%     83%    81%    87%    87%    88%    N/A



----------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.


                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 11,592 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interest. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.

    Reference is made to Item 7 below for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                             YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1997           1996            1995           1994           1993
                              -----------     ----------      ----------     ----------     ----------
Total revenues . . . . . .    $ 3,142,374      5,985,441       7,138,723      7,191,836      7,307,813
                              ===========     ==========      ==========     ==========     ==========
Venture partners'
 share of ventures
 operations. . . . . . . .    $  (405,869)      (556,008)        144,192       (663,684)      (548,981)
                              ===========     ==========      ==========     ==========     ==========
Gain on sale of interest
 in unconsolidated
 venture and on sales
 of investment properties,
 net of venture partner's
 share . . . . . . . . . .    $ 3,085,285      1,621,343           --             --             --
                              ===========     ==========      ==========     ==========     ==========
Net earnings (loss). . . .    $ 4,817,662      4,035,098       2,409,947      4,182,722      2,927,657
                              ===========     ==========      ==========     ==========     ==========
Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before gains on
   sale of investment
   properties. . . . . . .    $     18.19          30.32           28.61          58.52          37.73
  Gain on sale of
   interest in uncon-
   solidated venture
   and on sales of
   investment properties,
   net of venture
   partner's share . . . .          41.51          24.60           --             --             --
                              -----------     ----------      ----------     ----------     ----------
Net earnings . . . . . . .    $     59.70          54.92           28.61         58.52           37.73
                              ===========     ==========      ==========     ==========     ==========
Total assets . . . . . . .    $17,448,226     49,757,706      62,807,092     68,386,716     66,690,305
                              ===========     ==========      ==========     ==========     ==========
Cash distributions
 per Interest (c). . . . .    $    572.29         190.78           75.00          50.27          40.00
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

     At December 31, 1997, the Partnership and its consolidated ventures had cash and cash equivalents of approximately $17,300,000. Approximately $4,960,000 of such funds were remitted to the affiliated venture partner in January 1998 as substantially all of their share of the proceeds from the sale of North Rivers Market. In February 1998, approximately $11,221,000 ($172 per Interest) was distributed to the Limited Partners and approximately $217,000 to the General Partners representing a substantial portion of the sales proceeds from the sale of the North Rivers Market investment property and a portion of the Partnership's working capital reserve. As the Partnership's last remaining real estate investment was sold in December 1997, the remaining funds will be held to pay for the Partnership's remaining expenses and liabilities with any remaining amounts expected to be distributed to the Limited and General Partners upon liquidation of the Partnership pursuant to the provisions of the Partnership Agreement. In connection with the sale of the North Rivers Market shopping center and as is customary in such transactions, certain representations and warranties were made to the buyer of the North Rivers Market shopping center (in the maximum amount of $500,000 or approximately $332,000 to the Partnership)as discussed more fully in the Notes. In February 1997, approximately $20,876,000 ($320 per Interest) was distributed to the Limited Partners representing a portion of the proceeds of the sale of Spring Hill Fashion Corner and the repayment of Franklin Farm and Riverpoint mortgage loans as discussed below. In addition, approximately $15,657,000 ($240 per Interest) was distributed to the Limited Partners in November 1997 representing substantially all of the proceeds of the July 1997 repayment of the Shoppes at Rivergate mortgage loan, distributions of prior Partnership cash generated from operations and a portion of the Partnership's working capital reserve. The General Partners will not receive their subordinated portion of sales and repayment proceeds due to the limitations upon such distributions as discussed in the Notes.

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

     During 1997 two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging between $200 and $480 per Interest. All of such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 4.15% of the outstanding Interests have been purchased in 1996, 1997 and 1998 by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers will be made for Interests.

SHOPPES AT RIVERGATE

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

NORTH RIVERS MARKET SHOPPING CENTER

     The Partnership had committed to a plan to sell the property in the near term and had classified this property as held for sale as of December 31, 1996. On December 30, 1997 the North Rivers Market Associates joint venture sold the land and related improvements of the North Rivers Market Shopping Center for $14,708,742. Reference is made to the Notes for a further description of such event.

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

SPRING HILL FASHION CORNER

     In October 1996, JMB/Spring Hill Associates ("JMB/Spring Hill") finalized a contract for the sale of the Spring Hill Fashion Corner. On November 13, 1996, JMB/Spring Hill sold the property to an unaffiliated third party for $9,200,000, all of which was received (less closing costs) in cash at closing. As a result of the sale, JMB/Spring Hill recognized a loss for Federal income tax reporting purposes of approximately $1,030,000.

As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes, as a matter of prudent accounting practice, JMB/Spring Hill recognized a $775,000 provision for value impairment at September 30, 1996, of which $252,263 was allocated to the Partnership. When the sale of the property was completed in November 1996, JMB/Spring Hill, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $960 was allocated to the Partnership.

GENERAL

     In an effort to reduce Partnership operating expenses, the Partnership had elected to make a semi-annual operating distribution each year beginning in November 1995.

     The affairs of the Partnership are expected to be wound up in 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Aggregate sale and repayment distributions received by Holders of Interest over the entire term of the Partnership will be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is primarily due to the temporary investment in 1996 of proceeds from the 1996 sale of the Spring Hill investment property and the repayments of the Franklin Farm and Riverpoint mortgage loans. Such proceeds were distributed in February 1997 as discussed above.

Such decrease was partially offset by the December 1997 receipt of proceeds from the North Rivers Market sale as discussed above.

     The decreases in various assets, liabilities and venture partners' equity in ventures at December 31, 1997 as compared to December 31, 1996 is primarily due to repayment of the mortgage loan secured by the Shoppes at Rivergate Shopping Center in July 1997 and the sale of North Rivers Market Shopping Center in December 1997.

     The decrease in rental income and property operating expenses for the year ended December 31, 1997 as compared to December 31, 1996 and the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the May 30, 1996 sale of the Calibre Pointe Apartments.

     The decrease in interest income and mortgage investment servicing fees for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the repayment of the mortgage loan secured by the Shoppes at Rivergate Shopping Center in 1997, the mortgage loans secured by the Franklin Farm Village Center and the Riverpoint Shopping Centers in 1996 and the 1996 sales of the Calibre Pointe Apartments and Spring Hill Fashion Center.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the North Rivers Market Shopping Center being classified as held for sale or disposition as of December 31, 1996. The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the Calibre Pointe property being classified as held for sale or disposition as of January 1, 1996 and the subsequent sale of the property in May 1996.

     The increase in professional services for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to expenses incurred in connection with tender offer matters, as discussed above.

     The decrease in amortization of deferred costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the increase in amortization of deferred costs for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to all costs becoming fully amortized due to the 1996 repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center.

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

     The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the November 1996 sale of the JMB/Spring Hill investment property. The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due primarily to a provision for value impairment recorded at Spring Hill Fashion Corner at September 30, 1996 in the amount of $775,000 (of which the Partnership's share is $252,263) and to the decrease in rental income at the Spring Hill Fashion Corner.

     The decrease in venture partner's share of ventures' operations for the year ended December 31, 1997 as compared to December 31, 1996 is primarily due to the 1996 sale of the Calibre Pointe Apartments. The increase in venture partner's share of ventures' operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the $770,000 portion of the North Rivers Market value impairment allocated to the venture partner at September 30, 1995.

     The gain on sale of interest in unconsolidated venture at December 31, 1996 is due to the sale of the Partnership's interest in Spring Hill Fashion Corner.

     The gains on sale on investment properties, net of venture partner's share, in 1997 is due to the sale of the North Rivers Market Shopping Center and in 1996 is due to the sale of the Calibre Pointe Apartments.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Due to the sale of the Partnership's last remaining investment property in 1997 and the expected liquidation of the Partnership during 1998, inflation is not expected to significantly impact future operations.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      JMB MORTGAGE PARTNERS, LTD. - III
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                                    INDEX


Independent Auditors' Report


Consolidated Balance Sheets, December 31, 1997 and 1996


Consolidated Statements of Operations, years ended
  December 31, 1997, 1996 and 1995


Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995


Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995


Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        INDEPENDENT AUDITORS' REPORT



The Partners
JMB MORTGAGE PARTNERS, LTD. - III:

     We have audited the consolidated financial statements of JMB Mortgage Partners, Ltd. - III (a limited partnership) and consolidated ventures as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - III and consolidated ventures at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.













                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1997 AND 1996

                                                      ASSETS
                                                      ------
                                                                                  1997               1996
                                                                              ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .       $17,310,928        28,588,948
  Interest and other receivables . . . . . . . . . . . . . . . . . . . .           137,298           238,252
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               16,290
                                                                               -----------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .        17,448,226        28,843,490
                                                                               -----------       -----------

Property held for sale . . . . . . . . . . . . . . . . . . . . . . . . .             --            9,303,871
                                                                               -----------       -----------
Mortgage note receivable (net of allowance for
  loan loss of $967,269) . . . . . . . . . . . . . . . . . . . . . . . .             --           11,032,731
Deferred interest receivable (net of allowance for
  loan loss of $1,260,152) . . . . . . . . . . . . . . . . . . . . . . .             --              567,269
Deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               10,345
                                                                               -----------       -----------
                                                                               $17,448,226        49,757,706
                                                                               ===========       ===========





                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                                   1997              1996
                                                                               -----------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   107,806            91,185
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .             --              148,139
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .             --              143,426
                                                                               -----------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .           107,806           382,750

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .             --               14,000
                                                                               -----------       -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .           107,806           396,750
                                                                               -----------       -----------

Venture partner's equity in ventures . . . . . . . . . . . . . . . . . .         5,118,998         4,076,629

Partners' capital accounts (deficits):
 General partners:
   Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
   Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .         4,323,591         3,400,859
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .        (4,053,291)       (3,507,670)
                                                                               -----------       -----------
                                                                                   271,300          (105,811)
                                                                               -----------       -----------
 Limited partners (65,237.69 interests):
   Capital contributions, net offering costs . . . . . . . . . . . . . .        57,758,561        57,758,561
   Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .        39,508,818        35,613,888
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (85,317,257)      (47,982,311)
                                                                               -----------       -----------
                                                                                11,950,122        45,390,138
                                                                               -----------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .        12,221,422        45,284,327
                                                                               -----------      ------------
                                                                               $17,448,226        49,757,706
                                                                               ===========      ============


                           See accompanying notes to consolidated financial statements.

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997             1996              1995
                                                            ------------     ------------      ------------
Income:
  Interest income. . . . . . . . . . . . . . . . . . .       $ 1,347,858        3,257,225         3,380,691
  Rental income. . . . . . . . . . . . . . . . . . . .         1,794,516        2,728,216         3,758,032
                                                             -----------      -----------       -----------
                                                               3,142,374        5,985,441         7,138,723
                                                             -----------      -----------       -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . .             --             219,128           637,440
  Property operating expenses. . . . . . . . . . . . .           616,299        1,031,323         1,405,999
  Mortgage investment servicing fees . . . . . . . . .            16,192           71,022            76,176
  Professional services. . . . . . . . . . . . . . . .            79,901          122,569            84,293
  Amortization of deferred costs . . . . . . . . . . .             6,691          175,023            43,148
  General and administrative . . . . . . . . . . . . .           285,045          270,694           364,905
  Provision for loan losses. . . . . . . . . . . . . .             --           1,077,478           175,165
  Provision for value impairment . . . . . . . . . . .             --               --            2,300,000
                                                             -----------      -----------       -----------
                                                               1,004,128        2,967,237         5,087,126
                                                             -----------      -----------       -----------
                                                               2,138,246        3,018,204         2,051,597

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . .             --             (48,441)          214,158
Venture partner's share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . .          (405,869)        (556,008)          144,192
                                                             -----------      -----------       -----------

          Earnings (loss) before gains on sales
            of investment properties . . . . . . . . .         1,732,377        2,413,755         2,409,947

Gain on sale of interest in unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . . .             --                 959             --
Gains on sales of investment properties,
  net of venture partner's share of $1,554,939 in
  1997 and $980,379 in 1996. . . . . . . . . . . . . .         3,085,285        1,620,384             --
                                                             -----------      -----------       -----------
          Net earnings (loss). . . . . . . . . . . . .       $ 4,817,662        4,035,098         2,409,947
                                                             ===========      ===========       ===========





                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                1997             1996              1995
                                                            ------------     ------------      ------------

          Net earnings (loss) per limited
           partnership interest:
            Earnings (loss) before gains on sales
              of investment properties . . . . . . . .       $     18.19            30.32             28.61
            Gain on sale of interest in
              unconsolidated venture . . . . . . . . .             --                 .01             --
            Net gains on sales of investment
              properties . . . . . . . . . . . . . . .             41.51            24.59             --
                                                             -----------      -----------       -----------

                                                             $     59.70            54.92             28.61
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

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                      GENERAL PARTNERS
                                               ----------------------------------------------------------
                                                    NET             NET            CASH
                                              CONTRIBUTIONS      EARNINGS     DISTRIBUTIONS        TOTAL
                                              -------------   -------------   -------------     ---------
Balance at December 31, 1994 . . . . . . . .        $1,000        2,404,776      (2,527,800)     (122,024)

Net earnings (loss). . . . . . . . . . . . .           --           543,647           --          543,647
Cash distributions ($75 per
 limited partnership interest) . . . . . . .           --             --           (543,647)     (543,647)
                                                     ------     -----------      ----------     ---------

Balance at December 31, 1995 . . . . . . . .          1,000       2,948,423      (3,071,447)     (122,024)

Net earnings (loss). . . . . . . . . . . . .            --          452,436           --          452,436
Cash distributions ($190.78 per
 limited partnership interest) . . . . . . .            --            --           (436,223)     (436,223)
                                                     ------     -----------      ----------     ---------

Balance at December 31, 1996 . . . . . . . .          1,000       3,400,859      (3,507,670)     (105,811)

Net earnings (loss). . . . . . . . . . . . .            --          922,732           --          922,732
Cash distributions ($572.29 per
 limited partnership interest) . . . . . . .            --            --           (545,621)     (545,621)
                                                     ------     -----------      ----------     ---------

Balance at December 31, 1997 . . . . . . . .         $1,000       4,323,591      (4,053,291)      271,300
                                                     ======     ===========      ==========     =========







                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONCLUDED




                                                                 LIMITED PARTNERS (65,237.69)
                                               ----------------------------------------------------------
                                                    NET              NET           CASH
                                               CONTRIBUTIONS      EARNINGS    DISTRIBUTIONS       TOTAL
                                               -------------   -------------  -------------    ----------

Balance at December 31, 1994 . . . . . . . .     $57,758,561      30,164,926    (30,643,727)   57,279,760

Net earnings (loss). . . . . . . . . . . .            --           1,866,300          --        1,866,300
Cash distributions ($75 per
 limited partnership interest) . . . . . . .          --               --        (4,892,828)   (4,892,828)
                                                 -----------      ----------    -----------   -----------

Balance at December 31, 1995 . . . . . . . .      57,758,561      32,031,226    (35,536,555)   54,253,232

Net earnings (loss). . . . . . . . . . . .            --           3,582,662          --        3,582,662
Cash distributions ($190.78 per
 limited partnership interest) . . . . . . .          --              --        (12,445,756)  (12,445,756)
                                                 -----------      ----------    -----------   -----------

Balance at December 31, 1996 . . . . . . . .      57,758,561      35,613,888    (47,982,311)   45,390,138

Net earnings (loss). . . . . . . . . . . . .          --           3,894,930          --        3,894,930
Cash distributions ($572.29 per
 limited partnership interest) . . . . . . .          --              --        (37,334,946)  (37,334,946)
                                                 -----------      ----------    -----------   -----------

Balance at December 31, 1997 . . . . . . . .     $57,758,561      39,508,818    (85,317,257)   11,950,122
                                                 ===========      ==========    ===========   ===========










                           See accompanying notes to consolidated financial statements.

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997            1996               1995
                                                             -----------      -----------       -----------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . .       $ 4,817,662        4,035,098         2,409,947
 Items not requiring cash or cash equivalents:
   Total gain on sale of investment property . . . . .        (4,640,224)      (2,600,763)            --
   Gain on sale of interest in unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . .             --                (959)            --
   Depreciation. . . . . . . . . . . . . . . . . . . .             --             219,128           637,440
   Amortization of deferred costs. . . . . . . . . . .             6,691          175,023            43,148
   Provision for loan losses . . . . . . . . . . . . .             --           1,077,478           175,165
   Provision for value impairment. . . . . . . . . . .             --               --            2,300,000
   Partnership's share of operations of
    unconsolidated venture, net of distributions . . .             --              48,441           (35,133)
   Venture partners' share of ventures'
    operations and gain on sale of investment
    property . . . . . . . . . . . . . . . . . . . . .         1,960,808        1,537,546          (144,192)
Changes in:
  Interest and other receivables . . . . . . . . . . .            91,807          102,422           (11,618)
  Prepaid expenses . . . . . . . . . . . . . . . . . .            16,290            --                --
  Deferred interest receivable . . . . . . . . . . . .             --             528,982          (161,001)
  Accounts payable . . . . . . . . . . . . . . . . . .            16,621           26,642          (381,933)
  Amounts due from affiliates. . . . . . . . . . . . .             --             251,872          (251,872)
  Accrued real estate taxes. . . . . . . . . . . . . .          (148,139)           --                4,196
  Other current liabilities. . . . . . . . . . . . . .          (143,426)         (61,883)           65,960
  Tenant security deposits . . . . . . . . . . . . . .           (14,000)         (20,662)           (3,565)
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .         1,964,090        5,318,365         4,646,542
                                                             -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
   of short-term investments . . . . . . . . . . . . .             --               --              393,123
  Cash proceeds from sale of investment
   property, net of selling expenses . . . . . . . . .        14,221,783       14,175,511             --
  Additions to investment properties . . . . . . . . .          (223,009)        (125,007)         (237,799)




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 1997            1996               1995
                                                             -----------      -----------       -----------

  Partnership's distribution from
   unconsolidated venture. . . . . . . . . . . . . . .             --           3,112,330             --
  Cost in conjunction with investment in
   unconsolidated venture. . . . . . . . . . . . . . .             --               --               (3,607)
  Payment of deferred costs. . . . . . . . . . . . . .           (41,878)           --               (7,983)
  Collection of principal on mortgage notes
   receivable. . . . . . . . . . . . . . . . . . . . .        11,600,000       17,111,652             --
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .        25,556,896       34,274,486           143,734
                                                             -----------      -----------       -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . .          (918,439)      (5,660,400)       (2,093,561)
  Distributions to limited partners. . . . . . . . . .       (37,334,946)     (12,445,756)       (4,892,828)
  Distributions to general partners. . . . . . . . . .          (545,621)        (436,223)         (543,647)
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .       (38,799,006)     (18,542,379)       (7,530,036)
                                                             -----------      -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .       (11,278,020)      21,050,472        (2,739,760)

          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        28,588,948        7,538,476        10,278,236
                                                             -----------      -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .       $17,310,928       28,588,948         7,538,476
                                                             ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .       $     --                --                --
                                                             ===========      ===========       ===========





                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 1997            1996               1995
                                                             -----------      -----------       -----------

  Non-cash investing and financing activities:
    Balance due on mortgage note receivable
      (net of allowance for loan loss of
      $534,000). . . . . . . . . . . . . . . . . . . .       $     --               --            3,121,072
    Capitalized costs. . . . . . . . . . . . . . . . .             --               --                3,607
                                                             -----------      -----------       -----------
          Net carrying value of investment
            property (reflected as investment
            in unconsolidated venture) . . . . . . . .       $     --               --            3,124,679
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

                      JMB MORTGAGE PARTNERS, LTD. - III
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held an investment portfolio of first mortgage loans and (through joint ventures) investments in commercial real estate. Business activities consisted of the collections of interest and principal on such loans and, with respect to its former equity investment, rentals to a variety of commercial and retail companies, and the ultimate sale of such real estate. The Partnership currently expects to conduct an orderly liquidation of the remaining assets as quickly as practicable and wind up its affairs not later than December 31, 1998 barring unforeseen economic developments.

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

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated ventures, Calibre Pointe Associates (property sold May 1996) and North Rivers Market Associates (property sold December 1997). The effect of all the transactions between the Partnership and its consolidated ventures has been eliminated in its consolidated financial statements.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not recorded in the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:



                                                        1997                               1996
                                                      -------------------------------------------------------------
                                                              TAX BASIS                           TAX BASIS
                                           GAAP BASIS        (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                          ------------       -----------     ------------       -----------
Total assets . . . . . . . . . . . .       $17,448,226        19,623,574       49,757,706        58,218,557
Partners' capital accounts
 (deficits):
  General partners . . . . . . . . .           271,300           271,301         (105,811)            --
  Limited partners . . . . . . . . .        11,950,122        19,304,539       45,390,138        58,040,379

Net earnings (loss):
  General partners . . . . . . . . .           922,732           816,922          452,436           436,223
  Limited partners . . . . . . . . .         3,894,930        (1,400,894)       3,582,662         3,084,401

Net earnings (loss) per
  Limited partnership
   interest. . . . . . . . . . . . .             59.70            (21.47)           54.92             47.28
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $17,094,000 and $27,600,000 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs in connection with mortgage investments were amortized over the terms of the agreements relating to such mortgage investments using the straight-line method. Unamortized deferred costs were expensed upon early payment of a mortgage loan.

     The Partnership was recognizing interest income only as collected on its remaining mortgage loan (Shoppes at Rivergate) as described below.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" provides that the impairment of a collateralized loan that is considered impaired (as defined) may be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance.

     The Partnership, through joint ventures with its affiliated lenders, as described below, had taken title to the underlying collateral for Spring Hill Fashion Corner, North Rivers Market and the Calibre Point Apartments. Depreciation was provided until the property was sold or reclassified as held for sale over the estimated useful lives of the various components as follows:

                                                           Years
                                                           -----
     Building and improvements - straight-line               30
     Personal property - straight-line                      5-7
                                                            ===

     Maintenance and repair expenses were being charged to operations as incurred. Significant betterments and improvements were being capitalized and depreciated over their estimated useful lives.

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

     The results of operations for consolidated properties classified as held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were $1,211,187, $1,025,163 and ($406,415), respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying consolidated financial statements include ($48,441) and $214,158 for 1996 and 1995, respectively, of the
Partnership's share of property operations of ($150,275) and $657,936 of unconsolidated properties held for sale or disposition as of December 31, 1996 and 1995, respectively. Such unconsolidated properties were sold as of December 31, 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

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

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners-IV each own shares in proportion to their original share of the former first mortgage loan. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) of the property contributed to the venture in an amount not in excess of its then estimated fair value. NRMA recorded a provision for value impairment as of September 30, 1995 in the amount of $2,300,000 (of which $770,000 has been allocated to the venture partner) for financial reporting purposes. Such provision was recorded to reduce the net carrying value of North Rivers Market to its then estimated fair value.

     An affiliate of the General Partners of the Partnership assumed management of the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the years ended December 31, 1997, 1996 and 1995 aggregated $109,828, $96,783 and $98,452, respectively.

     On December 30, 1997, NRMA sold the land and related improvements of the property. The sale price of the property was $14,708,742, which was received in cash at closing by NRMA (net of selling costs and prorations). The sale resulted in a gain of approximately $4,640,000 to NRMA for financial reporting purposes (of which the Partnership's share was $3,085,285), due in part to the value impairment provision of $2,300,000 recorded by NRMA in 1995 as discussed above. In addition, NRMA recognized a gain on sale of approximately $2,245,000 for Federal income tax reporting purposes in 1997 (of which the Partnership's share was $1,493,034).

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expires in late September, 1998. Although it is not expected, NRMA may ultimately have some liability under such representations and warranties which, in no event, is to exceed $500,000 (of which the Partnership's share would be approximately $332,500). It is expected that the Partnership will make its final distributions and wind up its affairs during 1998 after the expiration of the survival period, barring unforeseen circumstances.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore, was not subject to continued depreciation.

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

     The borrower defaulted in its scheduled basis interest payments due under this loan during the fourth quarter of 1994. Consequently, an affiliate of the lenders took control of the property's funds in January, 1995 and was managing the property under an agreement which provided for a maximum fee equal to 6% of the property's gross receipts (such fee including compensation for leasing activity). In early May 1995, the lenders obtained legal title to the property pursuant to a deed in lieu of
foreclosure.    Effective as of the management takeover date (January 1,
1995), the Partnership considered the mortgage loan to be in-substance foreclosed and accounted for its investment as an investment in a joint venture on the equity method. For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss aggregating $534,000. The operations of this property provided a return which was significantly less than the scheduled interest payments due under the original mortgage loan.

     The terms of JMB/Spring Hill's partnership agreement provided generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the partners in their respective ownership percentages (32.55% to the Partnership).

     In October 1996, JMB/Spring Hill finalized a contract for the sale of this property. On November 13, 1996, JMB/Spring Hill sold the Spring Hill Fashion Corner to an unaffiliated third party for $9,200,000, all of which was received (less closing costs) in cash at closing. As a result of the sale, JMB/Spring Hill recognized a loss for Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes, JMB/Spring Hill recognized a $775,000 provision for value impairment at September 30, 1996, of which $252,263 has been allocated to the Partnership. When the sale of the property was completed in November 1996, JMB/Spring Hill, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $960 was allocated to the Partnership.

     As JMB/Spring Hill had committed to a plan to sell the property, the property was classified as held for sale as of July 1, 1996 and therefore was not subject to continued depreciation.

     SHOPPES AT RIVERGATE

     The Partnership funded a $12,000,000 non-recourse participating first mortgage loan secured by a portion of a shopping center in Goodlettsville, Tennessee. The loan bore basic interest at the rate of 9.5% per annum and provided for monthly payments of interest only. The Partnership had been recognizing interest income only as collected. In addition, due to the uncertainty of the realization of the simple and accrued interest recognized through December 31, 1996 (approximately $567,000) and the principal balance of the loan ($12,000,000), the Partnership, as a matter of prudent accounting practice, provided for a provision for loan loss as of December 31, 1996 in the amount of $967,269.

     In March 1997, the Partnership issued a payoff letter to the borrower of the loan secured by this property regarding an early repayment of the mortgage loan at an amount less than what was otherwise due under the terms of the original mortgage loan. Pursuant to such agreement, on July 16, 1997, the Partnership received $11,600,000, representing payment in full on the mortgage loan. The payment of the mortgage loan resulted in no gain or loss for financial reporting purposes in 1997 (as a result of loan loss provisions totaling approximately $2,227,000 previously recorded by the Partnership), and resulted in a loss of approximately $3,582,000 for Federal income tax purposes in 1997.

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

PARTNERSHIP AGREEMENT

     Net profits of the Partnership from operations are generally allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners (as described below), with the remaining net profits allocated to the Limited Partners. Any net losses from Partnership operations will be allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments will generally be allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from the repayment or other disposition of mortgage investments will be allocated to the Limited Partners. Net losses from any disposition of mortgage investments will be allocated 97% to the Limited Partners and 3% to the General Partners. Notwithstanding such profit and loss allocation provisions, the Partnership Agreement further provides that if at any time profits (including items thereof) are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the General Partners shall be allocated profits to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to defer the recognition of taxable gain to the Limited Partners and such provision was applied to the taxable gain allocated to the General Partners for financial reporting and Federal income tax purposes in 1997.

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering, subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts". Distributions of "repayment proceeds" will be made 100% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their contributed capital plus a stipulated return thereon. As the Limited Partners will not receive repayment proceeds equal to their original contributed capital from the investments of the Partnership, the General

Partners will not receive any distribution from all of the sales and repayments of the Partnership investments or any portion of the subordinated operating distributions described above. Of the cumulative distributions of $85,317,257 paid to the Limited Partners through December 31, 1997, $1,780,738 represents a 7% return to certain Limited Partners through February 4, 1986 (the date of the first admittance of the Limited Partners) and a 6.25% return to certain Limited Partners from February 5, 1986 through August 31, 1986 (the date of the final admittance of the Limited Partners) during which periods the Limited Partners subscription proceeds were held in escrow.


MANAGEMENT AGREEMENTS

     In December 1994, one of the affiliated property managers sold certain of its assets and assigned its interests in its management contracts to an unaffiliated third party. In addition, certain management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Calibre Pointe Apartments (prior to its sale in May 1996) for a fee computed as a percentage of gross income received. An affiliate of the General Partners acted as the manager of North Rivers Market Shopping Center prior to its sale in December 1997 for a fee computed as six percent of gross income of the property.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                              1997        1996        1995        1997
                            --------    --------    --------   ------------
Property management
  and leasing fees . . .    $109,828      96,783      98,452        --
Reimbursement (at cost)
  for accounting
  services . . . . . . .       9,662       5,256      46,750       4,160
Reimbursement (at cost)
  for portfolio
  management services. .      25,006      17,587      22,879       6,128
Reimbursement (at cost)
  for legal services . .       6,419       3,385       1,157       1,935
Reimbursement (at cost)
  for administrative
  charges and other
  out-of-pocket
  expenses . . . . . . .       5,600        --       121,073       4,435
                            --------    --------    --------      ------
                            $156,515     123,011     290,311      16,658
                            ========    ========    ========      ======

     All amounts currently payable do not bear interest.

     The Corporate General Partner was entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees at December 31, 1997 aggregated $878,510 ($16,192 in 1997), all of which was paid at December 31, 1997.

     The General Partners had deferred payment of certain of their distributions of net cash flow from the Partnership pursuant to the subordination requirements of the Partnership Agreement as described above.

Such subordination requirements will not be attained over the remaining operating period of the Partnership. In February 1998, approximately $11,221,000 ($172 per Interest) was distributed to the Limited Partners and approximately $217,000 to the General Partners representing a substantial portion of the sale proceeds from the sale of the North Rivers Market investment property and a portion of the Partnership's working capital reserve. Such remaining funds will be held to pay for the Partnership's remaining expenses and liabilities with any remaining amounts expected to be distributed to the Limited and General Partners upon liquidation of the Partnership pursuant to the provisions of the Partnership Agreement.

SELECTED FINANCIAL INFORMATION (UNAUDITED)

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical financial information for the Shoppes at Rivergate property which secured a participating first mortgage loan of the Partnership. Such information is as of and for the twelve months ended November 30, 1996 and for the period December 1, 1996 to the repayment date of the loan (July 16, 1997) and is not related to the then current market value.

                                              1997              1996
                                          -----------       -----------

Current assets . . . . . . . . . . .      $     --              173,618
Current liabilities. . . . . . . . .            --           (2,913,941)
                                          -----------       -----------
Working capital. . . . . . . . . . .            --           (2,740,323)
                                          -----------       -----------
Investment property,
  net of depreciation. . . . . . . .            --            5,221,986
Other assets . . . . . . . . . . . .            --            1,825,379
Long-term debt . . . . . . . . . . .            --          (14,168,000)
                                          -----------       -----------

Owners' equity . . . . . . . . . . .      $     --           (9,860,958)
                                          ===========       ===========

Total income . . . . . . . . . . . .      $   984,000         2,140,168
                                          ===========       ===========
Expenses related to
  operating income . . . . . . . . .      $   818,000         2,054,205
                                          ===========       ===========

Net income (loss). . . . . . . . .        $   166,000            85,963
                                          ===========       ===========

     Total income, expenses related to operating income and net loss of the Shoppes at Rivergate for the twelve months ended November 30, 1995 and Riverpoint Center and Franklin Farm Center (both repaid in 1996) for the year ended December 31, 1995 were $8,289,849, $8,504,418 and $214,569, respectively.

     SUBSEQUENT EVENT

     In February 1998, the Partnership paid a distribution of $11,220,883 ($172.00 per Interest) to the Holders of Interests, which included $142 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market Shopping Center and $30 per Interest from Partnership operational cash flow and reserves. The Partnership also paid a distribution of $217,459 to the General Partners, which represented their share of Partnership operational cash flow and reserves. The General Partners will not receive their share of any distribution of proceeds from the sale, as discussed above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 1997 and 1996.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that all mortgage investments and all voluntary dispositions thereof (whether by sale or exchange) must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

    The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income -XII"), JMB Income Properties, Ltd.-XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the general partner of IDS/JMB Balance Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995, cash distributions of $545,621, $436,223 and $543,647, respectively, were paid to the General Partners.
The General Partners were allocated taxable income of $816,922 in 1997.

     The General Partners had deferred payment of certain of their distributions of net cash flow from the Partnership pursuant to the subordination requirements of the Partnership Agreement as described above.

Such subordination requirements will not be attained over the remaining operating period of the Partnership.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee is payable from the date the Partnership first advances funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $878,510, all of which was paid at December 31, 1997.

     JMB Realty Corporation or its affiliates was entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans or to enter into land purchase-leasebacks. Such application and commitment fees were not to exceed 3% of the gross proceeds of the offering. To the extent they were paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership was reduced. As of December 31, 1997, JMB has received $1,367,152 of such fees from the borrowers and the Partnership has paid $589,828 of such fees to the Corporate General Partner.

     An affiliate of the Corporate General Partner provided property management and leasing services during 1997 for the North Rivers Market shopping center. Such affiliate earned and received property management and leasing fees amounting to approximately $110,000.

     The Corporate General Partner and its affiliates were entitled to reimbursement (at cost) in 1997 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $9,662, $25,006, $6,419 and $5,600, respectively, of which $16,658 was unpaid at December 31, 1997.

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

     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner of the
Partnership own as a group the following Interests of the Partnership:

                               NAME OF                          AMOUNT AND NATURE
                               BENEFICIAL                       OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                            OWNERSHIP                   OF CLASS
--------------                 ----------                       -----------------           --------
Limited Partnership            JMB Realty Corporation           10 Interests                Less than 1%
Interests                                                       directly

Limited Partnership            Burton E. Glazov                 2 Interests                 Less than 1%
Interests                                                       directly

Limited Partnership            Corporate General                14.34189 Interests          Less than 1%
Interests                      Partner, (its                    (1)(2)(3)
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

     (2)   Includes 2 Interests owned directly for which Mr. Glazov has sole voting and investment power.

     (3)   Includes 2.34189 Interests owned by an officer for which such officer has sole investment and voting power.

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

           10-H.   Loan documents related to the repayment of the mortgage
loan secured by Franklin Farm Village Center Shopping located in Fairfax County, Virginia, are hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-16253) dated March 21, 1997.

           10-I.   Loan documents related to the repayment of the mortgage
loan on Riverpoint Center Shopping Center located in Chicago, Illinois, are hereby incorporated by reference to the Partnership's Report on Form 10-K (File No. 0-16253) dated March 21, 1997.

           10-J.   Real Property Purchase Agreement between North Rivers
Market Associates and KRC Acquisition Corp., dated December 4, 1997.*

           10-K.   Assignment of Real Property Purchase Agreement from KRC
Acquisition Corp. to Kimco North Rivers 692, Inc., dated December 17,
1997.*

           10-L.   Letter Agreement between North Rivers Market Associates
and Kimco North Rivers 692, Inc., dated December 29, 1997.*

           10-M.   Agreement of Partnership of North Rivers Market
Associates between the Partnership and JMB Mortgage Partners, Ltd. - IV, dated April 26, 1993 hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16253) dated August 8, 1997.

           10-N.   Loan document related to the repayment of the first
mortgage loan secured by the Shoppes at Rivergate Shopping Center located in Goodlettsville, Tennessee, dated July 15, 1997 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1997 on Form 10-Q (File No. 0-16253) dated November 12, 1997.

           21.     List of Subsidiaries

           24.     Powers of Attorney

           27.     Financial Data Schedule

      (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                The Partnership's Report on Form 8-K (File No. 0-16253) for December 4, 1997 describing the sale of the North Rivers Market Shopping Center was filed. No financial statements were required to be filed therewith.

 ----------------


      * Hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16253) dated December 4, 1997.

      No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB MORTGAGE PARTNERS, LTD. - III

                 By:      JMB Realty Corporation
                          Corporate General Partner


                          GAILEN J. HULL
                 By:      Gailen J. Hull
                          Senior Vice President
                 Date:    March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:      JMB Realty Corporation
                          Corporate General Partner


                          JUDD D. MALKIN*
                 By:      Judd D. Malkin, Chairman and
                          Chief Financial Officer
                 Date:    March 25, 1998

                          NEIL G. BLUHM*
                 By:      Neil G. Bluhm, President and Director
                 Date:    March 25, 1998

                          H. RIGEL BARBER*
                 By:      H. Rigel Barber, Chief Executive Officer
                 Date:    March 25, 1998

                          GLENN E. EMIG*
                 By:      Glenn E. Emig, Chief Operating Officer
                 Date:    March 25, 1998


                          GAILEN J. HULL
                 By:      Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                 Date:    March 25, 1998

                          A. LEE SACKS*
                 By:      A. Lee Sacks, Director
                 Date:    March 25, 1998

                          STUART C. NATHAN*
                 By:      Stuart C. Nathan, Executive Vice President
                           and Director
                 Date:    March 25, 1998

                 *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                 By:      Gailen J. Hull, Attorney-in-Fact
                 Date:    March 25, 1998

                      JMB MORTGAGE PARTNERS, LTD. - III

                                EXHIBIT INDEX



                                                     DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE     PAGE
                                                  -------------    ----
3-A.       Copies of pages 8-16, 46-47 and
           A-7 to A-20 of the Prospectus of
           the Partnership dated July 24,
           1985, (as supplemented)                       Yes         --

3-B.       Amended and Restated Agreement of
           Limited Partnership                           Yes         --

3-C.       Real Property Purchase Agreement
           between Calibre Pointe Associates
           and Security Capital Atlantic
           Incorporated                                  Yes         --

10-A.      Calibre Pointe Apartments Loan
           Documents                                     Yes         --

10-B.      North Rivers Market Shopping Center
           Loan Documents                                Yes         --

10-C.      Riverpoint Center Loan Documents              Yes         --

10-D.      Rivergate Shopping Center Loan
           Documents                                     Yes         --

10-E.      Franklin Farm Village Center Loan
           Documents                                     Yes         --

10-F.      First and Second Amendments to the
           Franklin Farm Village Center Loan
           Documents                                     Yes         --

10-G.      Calibre Point Apartments Sale
           Documents                                     Yes         --

10-H.      Franklin Farm Village Shopping
           Center Loan Documents                         Yes         --

10-I.      Riverpoint Center Shopping Center Loan
           Repayment Documents                           Yes         --

10-J.      North Rivers Market Purchase Agreement        Yes         --

10-K.      North Rivers Market Assignment of
           Purchase Agreement                            Yes         --

10-L.      North Rivers Market Letter Agreement          Yes         --

10-M.      North Rivers Market Partnership
           Agreement                                     Yes         --

10-N.      Shoppes at Rivergate Loan Repayment
           Document                                      Yes         --

21.        List of Subsidiaries                          No

24.        Powers of Attorney                            No

27.        Financial Data Schedule                       No