Form 10-Q
period 1998-03-31
JMB MORTGAGE PARTNERS LTD III
filed 1998-05-13
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                            Commission file number 0-16253




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



PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     12

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS
                                         MARCH 31, 1998 AND DECEMBER 31, 1997

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------
                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1998              1997
                                                                                   -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $    890,701       17,310,928
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . .           109,557          137,298
                                                                                    ------------     ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,000,258       17,448,226
                                                                                    ------------     ------------
                                                                                    $  1,000,258       17,448,226
                                                                                    ============     ============





                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       1998              1997
                                                                                   -------------      -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     79,351          107,806
                                                                                    ------------     ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .            79,351          107,806
                                                                                    ------------     ------------
  Commitments and contingencies

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            79,351          107,806
                                                                                    ------------     ------------

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . . . .           157,504        5,118,998

Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . .             1,000            1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . .         4,321,623        4,323,591
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .        (4,270,750)      (4,053,291)
                                                                                    ------------     ------------
                                                                                          51,873          271,300
                                                                                    ------------     ------------
Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . . . .        57,758,561       57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . .        39,491,109       39,508,818
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . .       (96,538,140)     (85,317,257)
                                                                                    ------------     ------------
                                                                                         711,530       11,950,122
                                                                                    ------------     ------------
        Total partners' capital accounts (deficits). . . . . . . . . . . . . .           763,403       12,221,422
                                                                                    ------------     ------------
                                                                                    $  1,000,258       17,448,226
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

                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                      (UNAUDITED)


                                                                                          1998             1997
                                                                                      ------------     -----------
Income:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   103,682         526,621
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            392,176
                                                                                       -----------      ----------
                                                                                           103,682         918,797
                                                                                       -----------      ----------
Expenses:
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          22,534         125,309
  Mortgage investment servicing fees . . . . . . . . . . . . . . . . . . . . . . .           --              7,500
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,221          24,573
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .           --              3,337
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,618          67,153
                                                                                       -----------      ----------
                                                                                           125,373         227,872
                                                                                       -----------      ----------

                                                                                           (21,691)        690,925

Venture partner's share of
  venture's operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,014         (93,619)
                                                                                       -----------      ----------
          Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (19,677)        597,306
                                                                                       ===========      ==========

          Net earnings (loss) per limited
            partnership interest . . . . . . . . . . . . . . . . . . . . . . . . .     $      (.27)           9.06
                                                                                       ===========      ==========
          Cash distributions per limited
            partnership interest . . . . . . . . . . . . . . . . . . . . . . . . .     $    172.00          320.00
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

                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                      (UNAUDITED)
                                                                                          1998             1997
                                                                                      ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (19,677)        597,306
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .           --              3,337
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . .          (2,014)         93,619
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . .          27,741          31,307
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,455)        (68,232)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (111,104)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           --           (111,527)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                777
                                                                                      ------------    ------------
          Net cash provided by (used in) operating activities. . . . . . . . . . .         (22,405)        435,483
                                                                                      ------------    ------------
Cash flows from investing activities:
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . .           --            (17,094)
  Payment of deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            (21,342)
                                                                                      ------------    ------------
          Net cash provided by (used in) investing activities. . . . . . . . . . .           --            (38,436)
                                                                                      ------------    ------------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . . . . . . . . . . . . . . . .      (4,959,480)       (866,604)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . .     (11,220,883)    (20,876,060)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . .        (217,459)          --
                                                                                      ------------    ------------
          Net cash provided by (used in) financing activities. . . . . . . . . . .     (16,397,822)    (21,742,664)
                                                                                      ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .     (16,420,227)    (21,345,617)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . .      17,310,928      28,588,948
                                                                                      ------------    ------------
          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    890,701       7,243,331
                                                                                      ============    ============




                                           JMB MORTGAGE PARTNERS, LTD. - III
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                   1998                      1997
                                                                               ------------              -----------

Supplemental disclosure for cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .             $      --                       --
                                                                               ============             ============
  Non-cash investing and financing activities. . . . . . . . . . .             $      --                       --
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

                       JMB MORTGAGE PARTNERS, LTD. - III
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1998 AND 1997

                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:
                                                                  Unpaid at
                                                                  March 31,
                                       1998          1997           1998
                                     --------       ------      -------------
Mortgage investment
  servicing fees . . . . . . . .     $   --          7,500           --
Property management fees . . . .         --         27,078           --
Reimbursement (at cost) for
 salary and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . . .       11,371        8,599          15,763
                                     --------      -------          ------
                                     $ 11,371       43,177          15,763
                                     ========      =======          ======

     The General Partners had deferred payment of certain of their distributions of prior net cash flow from the Partnership and all of their subordinated portion of sales and repayment proceeds, pursuant to the subordination requirements of the Partnership Agreement. Such subordination requirements will not be attained over the remaining operating period of the Partnership. All amounts currently payable do not bear interest.

NORTH RIVERS MARKET SHOPPING CENTER

     On December 30, 1997, the North Rivers Market Associates venture ("NRMA") sold the land and related improvements of the North Rivers Market shopping center. The sale price of the property was $14,708,742, which was received in cash at closing by NRMA (net of selling costs and prorations). The sale resulted in a gain of approximately $4,640,000 to NRMA for financial reporting purposes (of which the Partnership's share was $3,085,285), due in part to the value impairment provision of $2,300,000 recorded by NRMA in 1995. In addition, NRMA recognized a gain on sale of approximately $2,245,000 for Federal income tax reporting purposes in 1997 (of which the Partnership's share was $1,493,034).

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

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, was not subject to continued depreciation.

     An affiliate of the General Partners of the Partnership managed the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the three months ended March 31, 1997 were $27,078.

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

SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Shoppes at Rivergate Shopping Center for the three months ended March 31, 1997. Such property secured the participating first mortgage investment made by the Partnership which was retired at a discount by the borrower as discussed above.
                                                   1998            1997
                                                ----------      ---------

     Total revenues. . . . . . . . . . . . .    $    --           531,291
                                                ==========      =========
     Net income (loss) . . . . . . . . . . .    $    --           101,124
                                                ==========      =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I. FINANCIAL INFORMATION

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The Partnership and its consolidated venture had cash and cash equivalents of approximately $891,000 at March 31, 1998, which funds are available to pay for the Partnership's remaining expenses and liabilities and for distributions to the venture partner, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the provisions of the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998,

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     During 1996, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging between $440 and $500 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During 1997, two other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging between $200 and $480 per Interest. All of such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 4.18% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers for Interests will be made.

     The affairs of the Partnership are expected to be wound up in 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Aggregate sale and repayment distributions received by the Holders of Interests over the entire term of the Partnership will be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $11,221,000 ($172 per Interest) made to the Limited Partners in February 1998, which included $142 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market Shopping Center and $30 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $217,459 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds.

The General Partners will not receive their share of any distribution of proceeds from the sale due to subordination requirements of the Partnership Agreement. An additional decrease in cash and cash equivalents at March 31, 1998 is attributable to distributions of approximately $4,959,000 made to the venture partner (Mortgage Partners-IV) of the North Rivers Market Associates venture during the three months ended March 31, 1998.

     The decrease in venture partner's equity in venture at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $4,959,000 paid to the venture partner (Mortgage Partners-IV) of the North Rivers Market Associates venture.

     The decrease in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the repayment of the mortgage loan secured by the Shoppes at Rivergate Shopping Center in July 1997. An additional decrease in interest income for the three months ended March 31, 1998 is due to the repayment of the mortgage loans secured by the Franklin Farm Village Center and the Riverpoint Shopping Center and the sale of the Spring Hill Fashion Corner during the fourth quarter of 1996 and the interest earned on the temporary investment of such sale and repayment proceeds during the three months ended March 31, 1997.

     The decrease in rental income, property operating expenses and venture partner's share of venture's operations for the three months ended
March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the December 1997 sale of the North Rivers Market shopping center.

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

               10-C.   Real Property Purchase Agreement between North
Rivers Market Associates and KRC Acquisition Corp., dated December 4,
1997.*

               10-D.   Assignment of Real Property Purchase Agreement from
KRC Acquisition Corp. to Kimco North Rivers 692, Inc., dated December 17,
1997.*

               10-E.   Letter Agreement between North Rivers Market
Associates and Kimco North Rivers 692, Inc., dated December 29, 1997.*

               27.     Financial Data Schedule


       (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.
----------

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


                               JMB MORTGAGE PARTNERS, LTD. - III

                               BY:  JMB Realty Corporation
                                    (Corporate General Partner)



                                            GAILEN J. HULL
                                    By:     Gailen J. Hull,
                                            Senior Vice President
                                    Date:   May 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                            GAILEN J. HULL
                                    By:     Gailen J. Hull
                                            Principal Accounting Officer
                                    Date:   May 13, 1998