Form 10-Q
period 1998-06-30
JMB MORTGAGE PARTNERS LTD III
filed 1998-08-12
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                            Commission file number 0-16253




                      JMB MORTGAGE PARTNERS, LTD. - III
           (Exact name of registrant as specified in its charter)




        Illinois                            36-3346551
(State of organization)       (IRS Employer Identification No.)




   900 N. Michigan Ave., Chicago, IL                     60611
(Address of principal executive offices)               (Zip Code)




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

                                             CONSOLIDATED BALANCE SHEETS
                                         JUNE 30, 1998 AND DECEMBER 31, 1997

                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------
                                                                                     JUNE 30,       DECEMBER 31,
                                                                                      1998             1997
                                                                                  -------------     -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       $    804,061      17,310,928
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . .             90,609         137,298
                                                                                   ------------    ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .            894,670      17,448,226
                                                                                   ------------    ------------
                                                                                   $    894,670      17,448,226
                                                                                   ============    ============





                                          JMB MORTGAGE PARTNERS, LTD. - III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                     ------------------------------------------

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      1998             1997
                                                                                  -------------     -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     44,339         107,806
                                                                                   ------------    ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .             44,339         107,806
                                                                                   ------------    ------------
  Commitments and contingencies

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .             44,339         107,806
                                                                                   ------------    ------------

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . . .            155,176       5,118,998

Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .              1,000           1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . .          4,314,798       4,323,591
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .         (4,270,750)     (4,053,291)
                                                                                   ------------    ------------
                                                                                         45,048         271,300
                                                                                   ------------    ------------
Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . . .         57,758,561      57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . .         39,429,686      39,508,818
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .        (96,538,140)    (85,317,257)
                                                                                   ------------    ------------
                                                                                        650,107      11,950,122
                                                                                   ------------    ------------
        Total partners' capital accounts . . . . . . . . . . . . . . . . . .            695,155      12,221,422
                                                                                   ------------    ------------
                                                                                   $    894,670      17,448,226
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

                                          JMB MORTGAGE PARTNERS, LTD. - III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                  THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                     (UNAUDITED)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                        --------------------------     --------------------------
                                                            1998           1997            1998           1997
                                                        -----------     ----------     -----------     ----------
Income:
  Interest income. . . . . . . . . . . . . . . . . .    $     5,456        371,793         109,138        898,414
  Rental income. . . . . . . . . . . . . . . . . . .          --           401,078           --           793,254
                                                        -----------     ----------      ----------     ----------
                                                              5,456        772,871         109,138      1,691,668
                                                        -----------     ----------      ----------     ----------
Expenses:
  Property operating expenses. . . . . . . . . . . .          7,617        122,309          30,151        247,618
  Mortgage investment servicing fees . . . . . . . .          --             7,500           --            15,000
  Professional services. . . . . . . . . . . . . . .          7,550         23,705          41,771         48,278
  Amortization of deferred expenses. . . . . . . . .          --             1,001           --             4,338
  General and administrative . . . . . . . . . . . .         60,865        118,961         129,483        186,114
                                                        -----------     ----------      ----------     ----------
                                                             76,032        273,476         201,405        501,348
                                                        -----------     ----------      ----------     ----------

                                                            (70,576)       499,395         (92,267)     1,190,320

Venture partner's share of
  venture's operations . . . . . . . . . . . . . . .          2,328        (94,738)          4,342       (188,357)
                                                        -----------     ----------      ----------     ----------
          Net earnings (loss). . . . . . . . . . . .    $   (68,248)       404,657         (87,925)     1,001,963
                                                        ===========     ==========      ==========     ==========
          Net earnings (loss) per limited
            partnership interest . . . . . . . . . .    $      (.94)          5.21           (1.21)         14.27
                                                        ===========     ==========      ==========     ==========
          Cash distributions per limited
            partnership interest . . . . . . . . . .    $     --             10.00          172.00         330.00
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

                                          JMB MORTGAGE PARTNERS, LTD. - III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                     (UNAUDITED)
                                                                                         1998             1997
                                                                                     ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (87,925)      1,001,963
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .          --              4,338
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . .         (4,342)        188,357
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . .         46,689         119,133
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (63,467)        (12,577)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (71,847)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (77,748)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              2,307
                                                                                     ------------    ------------
          Net cash provided by (used in) operating activities. . . . . . . . . . .       (109,045)      1,153,926
                                                                                     ------------    ------------
Cash flows from investing activities:
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . .          --           (148,480)
  Payment of deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (21,342)
                                                                                     ------------    ------------
          Net cash provided by (used in) investing activities. . . . . . . . . . .          --           (169,822)
                                                                                     ------------    ------------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . . . . . . . . . . . . . . . .     (4,959,480)       (866,604)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . .    (11,220,883)    (21,528,437)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . .       (217,459)        (71,181)
                                                                                     ------------    ------------
          Net cash provided by (used in) financing activities. . . . . . . . . . .    (16,397,822)    (22,466,222)
                                                                                     ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    (16,506,867)    (21,482,118)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . .     17,310,928      28,588,948
                                                                                     ------------    ------------
          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    804,061       7,106,830
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

                           JUNE 30, 1998 AND 1997

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:
                                                                 Unpaid at
                                                                 June 30,
                                       1998         1997           1998
                                     --------      ------      -------------
Mortgage investment
  servicing fees . . . . . . . .     $   --        15,000            --
Property management fees . . . .         --        51,731            --
Reimbursement (at cost) for
 salary and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . . .       39,454      18,362          32,957
                                     --------     -------          ------
                                     $ 39,454      85,093          32,957
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

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expires in late September, 1998. Although it is not expected, NRMA may ultimately have some liability under such representations and warranties, which is not to exceed $500,000 (of which the Partnership's share would be $332,450). It is expected that the Partnership will make its final distributions and wind up its affairs during 1998 after the expiration of the survival period, barring unforeseen circumstances.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, was not subject to continued depreciation.

     An affiliate of the General Partners of the Partnership managed the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the six months ended June 30, 1997 were $51,731.

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

SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Shoppes at Rivergate Shopping Center for the six months ended June 30, 1997. Such property secured the participating first mortgage investment made by the Partnership which was retired at a discount by the borrower as discussed above.
                                                   1998           1997
                                                ----------     ---------

     Total revenues. . . . . . . . . . . .      $    --          917,800
                                                ==========     =========
     Net income (loss) . . . . . . . . . .      $    --          163,100
                                                ==========     =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I. FINANCIAL INFORMATION

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The Partnership and its consolidated venture had cash and cash equivalents of approximately $804,000 at June 30, 1998, which funds, together with funds expected to be received from the collection of tenant receivables in connection with 1997 common area expenses at the North Rivers Market Shopping Center, will be available to pay for the Partnership's remaining expenses and liabilities and for distributions to the venture partner, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the provisions of the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     During 1996, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging between $440 and $500 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $11,221,000 ($172 per Interest) made to the Limited Partners in February 1998, which included $142 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market Shopping Center and $30 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds.

The Partnership also paid a distribution of $217,459 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distribution of proceeds from the sale due to subordination requirements of the Partnership Agreement.
An additional decrease in cash and cash equivalents and the decrease in venture partner's equity in venture at June 30, 1998 as compared to December 31, 1997 is attributable primarily to distributions of approximately $4,959,000 made to the venture partner (Mortgage Partners-IV) of the North Rivers Market Associates venture in 1998.

     The decrease in interest income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the repayment of the mortgage loan secured by the Shoppes at Rivergate Shopping Center in July 1997. An additional decrease in interest income for the three and six months ended June 30, 1998 is due to the interest earned in 1997 on the temporary investment of the proceeds from the repayment of the mortgage loans secured by the Franklin Farm Village Center and the Riverpoint Shopping Center and the sale of the Spring Hill Fashion Corner during the fourth quarter of 1996.

     The decrease in rental income, property operating expenses and venture partner's share of venture's operations for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the December 1997 sale of the North Rivers Market shopping center.

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


                               JMB MORTGAGE PARTNERS, LTD. - III

                               BY:  JMB Realty Corporation
                                    (Corporate General Partner)



                                            GAILEN J. HULL
                                    By:     Gailen J. Hull,
                                            Senior Vice President
                                    Date:   August 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                            GAILEN J. HULL
                                    By:     Gailen J. Hull
                                            Principal Accounting Officer
                                    Date:   August 12, 1998