Form 10-Q
period 1998-09-30
JMB MORTGAGE PARTNERS LTD III
filed 1998-11-12
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                       Commission file number 0-16253




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

                                             CONSOLIDATED BALANCE SHEETS
                                      SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------
                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      1998             1997
                                                                                  -------------     -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       $    830,359      17,310,928
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . . .             27,732         137,298
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,478           --
                                                                                   ------------    ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .            873,569      17,448,226
                                                                                   ------------    ------------
                                                                                   $    873,569      17,448,226
                                                                                   ============    ============





                                          JMB MORTGAGE PARTNERS, LTD. - III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                     ------------------------------------------

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      1998             1997
                                                                                  -------------     -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     16,688         107,806
                                                                                   ------------    ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .             16,688         107,806
                                                                                   ------------    ------------
  Commitments and contingencies

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,688         107,806
                                                                                   ------------    ------------

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . . .            160,111       5,118,998

Partners' capital accounts:
  General partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .              1,000           1,000
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . .          4,314,960       4,323,591
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .         (4,270,750)     (4,053,291)
                                                                                   ------------    ------------
                                                                                         45,210         271,300
                                                                                   ------------    ------------
Limited partners (65,237.69 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . . .         57,758,561      57,758,561
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . .         39,431,139      39,508,818
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .        (96,538,140)    (85,317,257)
                                                                                   ------------    ------------
                                                                                        651,560      11,950,122
                                                                                   ------------    ------------
        Total partners' capital accounts . . . . . . . . . . . . . . . . . .            696,770      12,221,422
                                                                                   ------------    ------------
                                                                                   $    873,569      17,448,226
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

                                          JMB MORTGAGE PARTNERS, LTD. - III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                     (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30                    SEPTEMBER 30
                                                        --------------------------     --------------------------
                                                            1998           1997            1998           1997
                                                        -----------     ----------     -----------     ----------
Income:
  Interest income. . . . . . . . . . . . . . . . . .    $    10,955        451,821         120,093      1,350,235
  Rental income. . . . . . . . . . . . . . . . . . .          --           429,034           --         1,222,288
  Other income . . . . . . . . . . . . . . . . . . .         13,597          --             13,597          --
                                                        -----------     ----------      ----------     ----------
                                                             24,552        880,855         133,690      2,572,523
                                                        -----------     ----------      ----------     ----------
Expenses:
  Property operating expenses. . . . . . . . . . . .          6,407        164,872          36,558        412,490
  Mortgage investment servicing fees . . . . . . . .          --             1,192           --            16,192
  Professional services. . . . . . . . . . . . . . .          --             5,265          41,771         53,543
  Amortization of deferred expenses. . . . . . . . .          --               680           --             5,018
  General and administrative . . . . . . . . . . . .         11,595         66,620         141,078        252,734
                                                        -----------     ----------      ----------     ----------
                                                             18,002        238,629         219,407        739,977
                                                        -----------     ----------      ----------     ----------

                                                              6,550        642,226         (85,717)     1,832,546
Venture partner's share of
  venture's operations . . . . . . . . . . . . . . .         (4,935)      (133,797)           (593)      (322,154)
                                                        -----------     ----------      ----------     ----------
          Net earnings (loss). . . . . . . . . . . .    $     1,615        508,429         (86,310)     1,510,392
                                                        ===========     ==========      ==========     ==========
          Net earnings (loss) per limited
            partnership interest . . . . . . . . . .    $       .02           7.79           (1.19)         22.06
                                                        ===========     ==========      ==========     ==========
          Cash distributions per limited
            partnership interest . . . . . . . . . .    $     --             --             172.00         330.00
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

                                          JMB MORTGAGE PARTNERS, LTD. - III
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                     (UNAUDITED)
                                                                                         1998             1997
                                                                                     ------------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (86,310)      1,510,392
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .          --              5,018
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . .            593         322,154
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . . . . . . . . . .        109,566          34,238
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (15,478)         (8,830)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (91,118)            894
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (33,097)
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          --           (139,484)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              2,277
                                                                                     ------------    ------------
          Net cash provided by (used in) operating activities. . . . . . . . . . .        (82,747)      1,693,562
                                                                                     ------------    ------------
Cash flows from investing activities:
  Cash proceeds from repayment of mortgage loan. . . . . . . . . . . . . . . . . .          --         11,600,000
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . . . .          --           (195,608)
  Payment of deferred costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .          --            (38,484)
                                                                                     ------------    ------------
          Net cash provided by (used in) investing activities. . . . . . . . . . .          --         11,365,908
                                                                                     ------------    ------------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . . . . . . . . . . . . . . . .     (4,959,480)       (866,604)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . .    (11,220,883)    (21,528,437)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . .       (217,459)        (71,181)
                                                                                     ------------    ------------
          Net cash provided by (used in) financing activities. . . . . . . . . . .    (16,397,822)    (22,466,222)
                                                                                     ------------    ------------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .    (16,480,569)     (9,406,752)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . .     17,310,928      28,588,948
                                                                                     ------------    ------------
          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    830,359      19,182,196
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

                         SEPTEMBER 30, 1998 AND 1997

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:
                                                                 Unpaid at
                                                               September 30,
                                       1998         1997           1998
                                     --------      ------      -------------
Mortgage investment
  servicing fees . . . . . . . .     $   --        16,192            --
Property management fees . . . .         --        80,875            --
Reimbursement (at cost) for
 salary and salary-related
 expenses related to the
 on-site and other costs
 for the Partnership and
 its investment properties . . .       26,419      29,691           7,789
                                     --------     -------          ------
                                     $ 26,419     126,758           7,789
                                     ========     =======          ======

     The General Partners had deferred payment of certain of their distributions of prior net cash flow from the Partnership and all of their subordinated portion of sales and repayment proceeds, pursuant to the subordination requirements of the Partnership Agreement. Such subordination requirements will not be attained over the remaining operating period of the Partnership. All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in 1998.

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

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to NRMA, in late September, 1998. It is expected that the NRMA venture will distribute its remaining funds to the venture partners during the fourth quarter of 1998 and that the Partnership will make its final distributions and wind up its affairs in late 1998, barring unforeseen circumstances.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, was not subject to continued depreciation.

     An affiliate of the General Partners of the Partnership managed the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the nine months ended September 30, 1997 were $80,875.

SHOPPES AT RIVERGATE

     In March 1997, the Partnership issued a payoff letter to the borrower of the loan secured by this property regarding an early repayment of the mortgage loan at an amount less than what was otherwise due under the terms of the original mortgage loan. Pursuant to such agreement, in July 1997, the Partnership received $11,600,000, representing payment in full on the mortgage loan. The payment of the mortgage loan resulted in no gain or loss for financial reporting purposes in 1997 (as a result of loan loss provisions totaling approximately $2,227,000 previously recorded by the Partnership), and resulted in a loss of approximately $3,582,000 for Federal income tax purposes in 1997.

SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Shoppes at Rivergate shopping center for the period January 1, 1997 to July 16, 1997 (the repayment date of the loan). Such property secured the participating first mortgage investment made by the Partnership which was retired at a discount by the borrower as discussed above.

                                                   1998           1997
                                                ----------     ---------

     Total revenues. . . . . . . . . . . .      $    --          984,000
                                                ==========     =========
     Net income (loss) . . . . . . . . . .      $    --          166,000
                                                ==========     =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

PART I. FINANCIAL INFORMATION

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The Partnership and its consolidated venture had cash and cash equivalents of approximately $830,000 at September 30, 1998, which funds, together with funds expected to be received from the collection of remaining tenant receivables in connection with 1997 common area expenses at the North Rivers Market shopping center, will be available to pay for the Partnership's remaining expenses and liabilities and for distributions to the venture partner, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the provisions of the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

     Reference is made to the notes to the accompanying consolidated financial statements for additional information concerning the Partnership's investments.

     During 1996 and early 1997, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging between $440 and $500 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During the second half of 1997, another unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.9% of the Interests in the Partnership for $200 per Interest. The offer has expired. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 4.18% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers for Interests will be made.

     The affairs of the Partnership are expected to be wound up in late 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Aggregate sale and repayment distributions received by the Holders of Interests over the entire term of the Partnership will be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $11,221,000 ($172 per Interest) made to the Limited Partners in February 1998, which included $142 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $30 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $217,459 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds.

The General Partners will not receive their share of any distribution of proceeds from the sale due to subordination requirements of the Partnership

Agreement. An additional decrease in cash and cash equivalents and the decrease in venture partner's equity in venture at September 30, 1998 as compared to December 31, 1997 is attributable primarily to distributions of approximately $4,959,000 made to the venture partner (Mortgage Partners-IV) of the North Rivers Market Associates venture in 1998.

     The decrease in interest, rents and other receivables at September 30, 1998 as compared to December 31, 1997 is due primarily to the collection in 1998 of lump-sum 1997 expense recoveries due from certain tenants at the North Rivers Market shopping center.

     The decrease in accounts payable at September 30, 1998 as compared to December 31, 1997 is due primarily to the payment in 1998 of certain accrued 1997 operating, general and administrative and selling expenses.
An additional decrease in accounts payable at September 30, 1998, and other income of $13,597 for the three and nine months ended September 30, 1998, is due to the write-off of certain unincurred estimated selling costs in connection with the December 1997 sale of the North Rivers Market shopping center.

     The decrease in interest income for the three and nine months ended September 30, 1998 as compared to the three and nine months ended
September 30, 1997 is due primarily to the repayment of the mortgage loan secured by the Shoppes at Rivergate shopping center in July 1997. An additional decrease in interest income for the three and nine months ended September 30, 1998 is due to the interest earned in 1997 on the temporary investment of the proceeds from the repayment of the mortgage loans secured by the Franklin Farm Village Center and the Riverpoint Center and the sale of the Spring Hill Fashion Corner during the fourth quarter of 1996 and the repayment of the Shoppes at Rivergate shopping center in July 1997.

     The decrease in rental income, property operating expenses and venture partner's share of venture's operations for the three and nine months ended September 30, 1998 as compared to the three and nine months ended
September 30, 1997 is due primarily to the December 1997 sale of the North Rivers Market shopping center.

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


                               JMB MORTGAGE PARTNERS, LTD. - III

                               BY:  JMB Realty Corporation
                                    (Corporate General Partner)



                                            GAILEN J. HULL
                                    By:     Gailen J. Hull,
                                            Senior Vice President
                                    Date:   November 11, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                            GAILEN J. HULL
                                    By:     Gailen J. Hull
                                            Principal Accounting Officer
                                    Date:   November 11, 1998