Form 10-K405
period 1998-11-30
JMB MORTGAGE PARTNERS LTD III
filed 1999-02-26
CIK 763820

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the period from January 1, 1998
to November 30, 1998                       Commission file number 0-16253



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . . .  1

Item 2.      Properties. . . . . . . . . . . . . . . . . . . .  4

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . .  5

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . . .  5


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . . .  5

Item 6.      Selected Financial Data . . . . . . . . . . . . .  6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . .  8

Item 7A.     Quantitative and Qualitative
             Disclosure About Market Risk. . . . . . . . . . . 10

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . . . 11

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . . . 31


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . . . 31

Item 11.     Executive Compensation. . . . . . . . . . . . . . 34

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . 34

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . . . 36


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . . . 36


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . 39

                                   PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references herein to "Notes" are to Notes to Consolidated Financial Statements contained in this annual report.

Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Mortgage Partners, Ltd. - III (the "Partnership"), was a limited partnership formed in 1985 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On July 24, 1985, the Partnership commenced an offering of $50,000,000 (subject to increase by up to $50,000,000) in Limited Partnership interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 0- 016253). A total of 65,232.69 Interests were sold to the public at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program). The offering closed on August 31, 1986. No holder of Interests (hereinafter, a "Limited Partner") has made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership was engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. All of the Partnership's investments in real estate have been liquidated. The Partnership's mortgage investments were located throughout the nation and it had no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. Upon the disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, were held for working capital, distributed or reinvested in existing mortgage investments or properties rather than invested in acquiring additional mortgage investments. The Partnership made a final liquidating cash distribution to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. Reference is also made to Item 7.


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

   (b)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the
Partnership accounting for this investment as a joint venture investment in real estate effective September 1, 1992.
Also, reference is made to the Notes for a description of the sale of this property in December 1997.

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



     The Partnership's agreements for these mortgage investments were made during the years 1991, 1989, 1988, 1987 and 1986. The Partnership's participating first mortgage loan on the Spring Hill Fashion Corner shopping center in West Dundee, Illinois, including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in May 1995 and subsequent sale in November 1996 are described in the Notes, which descriptions are hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the Shoppes at Rivergate shopping center in Goodlettsville (Nashville), Tennessee and subsequent payoff in July 1997 are described in the Notes, which descriptions are hereby incorporated by reference. The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia, including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in December 1991 and subsequent sale in May 1996 are described in the Notes, which descriptions are hereby incorporated herein by reference. The Partnership's participating first mortgage loan on the North Rivers Market shopping center in North Charleston, South Carolina, including the subsequent acquisition, through a joint venture, of the underlying collateral in May 1993 and subsequent sale in December 1997 are described in the Notes, which descriptions are hereby incorporated herein by reference. The Partnership's participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois and subsequent payoff in December 1996 are described in the Notes, which descriptions are hereby incorporated herein by reference. The Partnership's fundings of a participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia and subsequent payoff in October 1996 are described in the Notes, which descriptions are hereby incorporated herein by reference.

     The properties including those which secured the Partnership's mortgage investments were subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants and for securing new tenants in markets where significant vacancies were present.

     The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership made real estate/mortgage investments in the properties referred to under Item 1. Reference is made to Item 1 and the Notes for a description of such investments.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1998.


                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 11,442 record holders of Interests of the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests as well as any other economic aspects of the transaction was subject to negotiation by the investor.

     Reference is made to Item 6 for a discussion of cash distributions made to the Limited Partners.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                               (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                              AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995 and 1994

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                  1998           1997            1996           1995           1994
                              -----------     ----------      ----------     ----------     ----------
Total income . . . . . . . .  $   130,926      3,142,374       5,985,441      7,138,723      7,191,836
                              ===========     ==========      ==========     ==========     ==========
Earnings (loss) before
 gains on sales of
 investment properties . . .  $  (250,523)     1,732,377       2,413,755      2,409,947      4,182,722

Gain on sale of interest
 in unconsolidated
 venture and on sales
 of investment properties,
 net of venture partner's
 share . . . . . . . . . . .        --         3,085,285       1,621,343          --             --
                              -----------     ----------      ----------     ----------     ----------
Net earnings (loss). . . . .  $  (250,523)     4,817,662       4,035,098      2,409,947      4,182,722
                              ===========     ==========      ==========     ==========     ==========
Net earnings (loss)
 per Interest (b):
  Earnings (loss) before
   gains on sale of in-
   vestment properties . . .  $     (3.23)         18.19           30.32          28.61          58.52
  Gain on sale of interest
   in unconsolidated
   venture and on sales
   of investment proper-
   ties, net of venture
   partner's share . . . . .        --             41.51           24.60          --             --
                              -----------     ----------      ----------     ----------     ----------
Net earnings (loss). . . . .  $     (3.23)         59.70           54.92          28.61          58.52
                              ===========     ==========      ==========     ==========     ==========
Total assets . . . . . . . .  $   518,640     17,448,226      49,757,706     62,807,092     68,386,716
                              ===========     ==========      ==========     ==========     ==========
Cash distributions
 per Interest (c). . . . . .  $    172.00         572.29          190.78          75.00          50.27
                              ===========     ==========      ==========     ==========     ==========




---------------

   (a)   The above selected financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (65,237.69) and the specified profit and loss allocations (as discussed in the Notes) between the
Limited and General Partners.

   (c)   Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in
Item 1, the Partnership had approximately $57,800,000 (after deducting selling expenses and other offering costs) with which to make mortgage investments and to satisfy working capital requirements. A portion of such proceeds was utilized to make the mortgage loans described in Item 1 above.

     During 1996 and early 1997, some of the holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging between $440 and $500 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     During the second half of 1997, another unaffiliated third party made an unsolicited tender offer to some of the holders of Interests. This offer sought to purchase up to 4.9% of the Interests in the Partnership for $200 per Interest. The offer has expired. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership was aware that 4.18% of the outstanding Interests were purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     All of the Partnership's real estate investments were liquidated in 1996 and 1997.

     In February 1998, distributions of approximately $11,221,000 ($172 per Interest) were made to the Limited Partners, which included $142 per Interest from the distributions received in 1998 from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $30 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $217,459 in February 1998 and $13,917 in November 1998 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds.

In connection with the sale of the North Rivers Market shopping center, the Partnership's last remaining real estate investment, as is customary in such transactions, the North Rivers Market Associates venture agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the venture, as scheduled in late September 1998. The General Partners did not receive their share of any distribution of proceeds from the sale, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners were not met.

     The Partnership made a final liquidating cash distribution of $518,640 ($7.95 per Interest) to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. However, the Partnership's goal of capital appreciation was not achieved. Aggregate sale and repayment proceeds received by holders of Interests over the entire term of the Partnership were less than their original investment.

RESULTS OF OPERATIONS

     Reference is made to the Notes for a description of the real estate investments made by the Partnership.

     The decrease in cash and cash equivalents at November 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $11,221,000 ($172 per Interest) made to the Limited Partners in February 1998, which included $142 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $30 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds.

The Partnership also paid a distribution of $217,459 in February 1998 and $13,917 in November 1998 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners did not receive their share of any distribution of proceeds from sales due to subordination requirements of the Partnership Agreement. An additional decrease in cash and cash equivalents and the decrease in venture partner's equity in venture at November 30, 1998 as compared to December 31, 1997 is attributable primarily to distributions of approximately $5,113,000 made to the venture partner (Mortgage Partners-IV) of the North Rivers Market Associates venture in 1998.

     The decrease in interest, rents and other receivables at November 30, 1998 as compared to December 31, 1997 is due primarily to the collection in 1998 of lump-sum 1997 expense recoveries from certain tenants at the North Rivers Market shopping center.

     The decrease in accounts payable at November 30, 1998 as compared to December 31, 1997 is due primarily to the payment in 1998 of certain accrued 1997 operating, general and administrative and selling expenses. An additional decrease in accounts payable at November 30, 1998, and other income of $13,597 for the eleven months ended November 30, 1998, is due to the write-off of certain unincurred estimated selling costs in connection with the December 1997 sale of the North Rivers Market shopping center.

     The decrease in rental income, property operating expenses and venture partner's share of venture's operations for the eleven months ended November 30, 1998 as compared to the year ended December 31, 1997 is due primarily to the December 1997 sale of the North Rivers Market shopping center. The decrease in rental income and property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the May 1996 sale of the Calibre Pointe Apartments.

     The decrease in interest income and mortgage investment servicing fees for the eleven months ended November 30, 1998 as compared to the year ended December 31, 1997 and the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the repayment of the mortgage loan secured by the Shoppes at Rivergate shopping center in July 1997, the repayment of the mortgage loans secured by the Franklin Farm Village Center and the Riverpoint Center in 1996 and the 1996 sale of the Spring Hill Fashion Center. An additional decrease in interest income for the eleven months ended November 30, 1998 is due to the interest earned in 1997 on the temporary investment of the proceeds from the repayment of the mortgage loans secured by the Franklin Farm Village Center and the Riverpoint Center and the sale of the Spring Hill Fashion Corner during the fourth quarter of 1996 and the repayment of the Shoppes at Rivergate shopping center in July 1997.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the North Rivers Market Shopping Center being classified as held for sale or disposition as of December 31, 1996. This property was sold in December 1997.

     The decrease in amortization of deferred costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the amortization of all remaining costs in connection with the 1996 repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Center.

     The provision for loan losses for the year ended December 31, 1996 are the result of loan loss provisions recorded for the mortgage notes secured by the Riverpoint Center and the Shoppes at Rivergate shopping center.

     The decrease in Partnership's share of operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the November 1996 sale of the JMB/Spring Hill investment property, the Spring Hill Fashion Corner.

     The decrease in venture partner's share of ventures' operations for the year ended December 31, 1997 as compared to December 31, 1996 is due primarily to the May 1996 sale of the Calibre Pointe Apartments.

     The gain on sale of interest in unconsolidated venture for the year ended December 31, 1996 is due to the sale of the Partnership's interest in the Spring Hill Fashion Corner.

     The gains on sales of investment properties, net of venture partner's share, of $3,085,285 and $1,620,384 for the years ended December 31, 1997 and 1996, respectively, are due to the December 1997 sale of the North Rivers Market shopping center and the May 1996 sale of the Calibre Pointe Apartments.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective November 30, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      JMB MORTGAGE PARTNERS, LTD. - III
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                                    INDEX


Independent Auditors' Report


Consolidated Balance Sheets, November 30, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997


Consolidated Statements of Operations, eleven months ended
  November 30, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996


Consolidated Statements of Partners' Capital Accounts (Deficits), eleven months ended November 30, 1998 (Immediately prior to final liquidating distribution) and years ended
  December 31, 1997 and 1996


Consolidated Statements of Cash Flows, eleven months ended
  November 30, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - III and consolidated ventures as of
November 30, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of their operations and their cash flows for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.












                                          KPMG LLP


Chicago, Illinois
February 8, 1999

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                      NOVEMBER 30, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                               AND DECEMBER 31, 1997

                                                      ASSETS
                                                      ------
                                                                                  1998               1997
                                                                              ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .       $   518,640        17,310,928
  Interest, rents and other receivables. . . . . . . . . . . . . . . . .             --              137,298
                                                                               -----------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .           518,640        17,448,226
                                                                               -----------       -----------

                                                                               $   518,640        17,448,226
                                                                               ===========       ===========





                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                                                                   1998              1997
                                                                               -----------       -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     --              107,806
                                                                               -----------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .             --              107,806

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .             --              107,806
                                                                               -----------       -----------

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . .             --            5,118,998

Partners' capital accounts (deficits):
 General partners:
   Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
   Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .         4,283,667         4,323,591
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .        (4,284,667)       (4,053,291)
                                                                               -----------       -----------
                                                                                     --              271,300
                                                                               -----------       -----------
 Limited partners (65,237.69 interests):
   Capital contributions, net offering costs . . . . . . . . . . . . . .        57,758,561        57,758,561
   Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .        39,298,219        39,508,818
   Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (96,538,140)      (85,317,257)
                                                                               -----------       -----------
                                                                                   518,640        11,950,122
                                                                               -----------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .           518,640        12,221,422
                                                                               -----------      ------------
                                                                               $   518,640        17,448,226
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

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                       ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                               (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                    AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                                1998             1997              1996
                                                            ------------     ------------      ------------
Income:
  Interest income. . . . . . . . . . . . . . . . . . .       $   117,329        1,347,858         3,257,225
  Rental income. . . . . . . . . . . . . . . . . . . .             --           1,794,516         2,728,216
  Other income . . . . . . . . . . . . . . . . . . . .            13,597            --                --
                                                             -----------      -----------       -----------
                                                                 130,926        3,142,374         5,985,441
                                                             -----------      -----------       -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . .             --               --              219,128
  Property operating expenses. . . . . . . . . . . . .            45,129          616,299         1,031,323
  Mortgage investment servicing fees . . . . . . . . .             --              16,192            71,022
  Professional services. . . . . . . . . . . . . . . .            81,802           79,901           122,569
  Amortization of deferred costs . . . . . . . . . . .             --               6,691           175,023
  General and administrative . . . . . . . . . . . . .           260,170          285,045           270,694
  Provision for loan losses. . . . . . . . . . . . . .             --               --            1,077,478
                                                             -----------      -----------       -----------
                                                                 387,101        1,004,128         2,967,237
                                                             -----------      -----------       -----------
                                                                (256,175)       2,138,246         3,018,204

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . .             --               --              (48,441)
Venture partner's share of ventures'
  operations . . . . . . . . . . . . . . . . . . . . .             5,652         (405,869)         (556,008)
                                                             -----------      -----------       -----------

          Earnings (loss) before gains on sales
            of investment properties . . . . . . . . .          (250,523)       1,732,377         2,413,755

Gain on sale of interest in unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . . .             --               --                  959
Gains on sales of investment properties,
  net of venture partner's share of $1,554,939 in
  1997 and $980,379 in 1996. . . . . . . . . . . . . .             --           3,085,285         1,620,384
                                                             -----------      -----------       -----------
          Net earnings (loss). . . . . . . . . . . . .       $  (250,523)       4,817,662         4,035,098
                                                             ===========      ===========       ===========




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                1998             1997              1996
                                                            ------------     ------------      ------------

          Net earnings (loss) per limited
           partnership interest:
            Earnings (loss) before gains on sales
              of investment properties . . . . . . . .       $     (3.23)           18.19             30.32
            Gain on sale of interest in
              unconsolidated venture . . . . . . . . .             --               --                  .01
            Net gains on sales of investment
              properties . . . . . . . . . . . . . . .             --               41.51             24.59
                                                             -----------      -----------       -----------

                                                             $     (3.23)           59.70             54.92
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

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                       ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                               (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                    AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                      GENERAL PARTNERS
                                               ----------------------------------------------------------
                                                    NET             NET            CASH
                                              CONTRIBUTIONS      EARNINGS     DISTRIBUTIONS        TOTAL
                                              -------------   -------------   -------------     ---------
Balance at December 31, 1995 . . . . . . . .         $1,000       2,948,423      (3,071,447)     (122,024)

Net earnings (loss). . . . . . . . . . . . .            --          452,436           --          452,436
Cash distributions ($190.78 per
 limited partnership interest) . . . . . . .            --            --           (436,223)     (436,223)
                                                     ------     -----------      ----------     ---------

Balance at December 31, 1996 . . . . . . . .          1,000       3,400,859      (3,507,670)     (105,811)

Net earnings (loss). . . . . . . . . . . . .            --          922,732           --          922,732
Cash distributions ($572.29 per
 limited partnership interest) . . . . . . .            --            --           (545,621)     (545,621)
                                                     ------     -----------      ----------     ---------

Balance at December 31, 1997 . . . . . . . .          1,000       4,323,591      (4,053,291)      271,300

Net earnings (loss). . . . . . . . . . . . .            --          (39,924)           --         (39,924)
Cash distributions ($172.00 per
 limited partnership interest) . . . . . . .            --             --          (231,376)     (231,376)
                                                     ------     -----------      ----------     ---------

Balance at November 30, 1998 . . . . . . . .         $1,000       4,283,667      (4,284,667)        --
                                                     ======     ===========      ==========     =========








                                         JMB MORTGAGE PARTNERS, LTD. - III
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONCLUDED




                                                                 LIMITED PARTNERS (65,237.69)
                                               ----------------------------------------------------------
                                                    NET              NET           CASH
                                               CONTRIBUTIONS      EARNINGS    DISTRIBUTIONS       TOTAL
                                               -------------   -------------  -------------    ----------

Balance at December 31, 1995 . . . . . . . .     $57,758,561     32,031,226     (35,536,555)   54,253,232

Net earnings (loss). . . . . . . . . . . .            --          3,582,662           --        3,582,662
Cash distributions ($190.78 per
 limited partnership interest) . . . . . . .          --              --        (12,445,756)  (12,445,756)
                                                 -----------     ----------     -----------   -----------

Balance at December 31, 1996 . . . . . . . .      57,758,561     35,613,888     (47,982,311)   45,390,138

Net earnings (loss). . . . . . . . . . . . .          --          3,894,930           --        3,894,930
Cash distributions ($572.29 per
 limited partnership interest) . . . . . . .          --              --        (37,334,946)  (37,334,946)
                                                 -----------     ----------     -----------   -----------

Balance at December 31, 1997 . . . . . . . .      57,758,561     39,508,818     (85,317,257)   11,950,122

Net earnings (loss). . . . . . . . . . . . .           --          (210,599)          --         (210,599)
Cash distributions ($172.00 per
 limited partnership interest) . . . . . . .           --             --        (11,220,883)  (11,220,883)
                                                 -----------     ----------     -----------   -----------

Balance at November 30, 1998 . . . . . . . .     $57,758,561     39,298,219     (96,538,140)      518,640
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

                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                               (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                    AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 1998            1997               1996
                                                             -----------      -----------       -----------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . .       $  (250,523)       4,817,662         4,035,098
 Items not requiring cash or cash equivalents:
   Total gain on sale of investment property . . . . .             --          (4,640,224)       (2,600,763)
   Gain on sale of interest in unconsolidated
    ventures . . . . . . . . . . . . . . . . . . . . .             --               --                 (959)
   Depreciation. . . . . . . . . . . . . . . . . . . .             --               --              219,128
   Amortization of deferred costs. . . . . . . . . . .             --               6,691           175,023
   Provision for loan losses . . . . . . . . . . . . .             --               --            1,077,478
   Partnership's share of operations of
    unconsolidated venture, net of distributions . . .             --               --               48,441
   Venture partners' share of ventures'
    operations and gain on sale of investment
    property . . . . . . . . . . . . . . . . . . . . .            (5,652)       1,960,808         1,537,546
Changes in:
  Interest, rents and other receivables. . . . . . . .           137,298           91,807           102,422
  Prepaid expenses . . . . . . . . . . . . . . . . . .             --              16,290             --
  Deferred interest receivable . . . . . . . . . . . .             --               --              528,982
  Accounts payable . . . . . . . . . . . . . . . . . .          (107,806)          16,621            26,642
  Amounts due from affiliates. . . . . . . . . . . . .             --               --              251,872
  Accrued real estate taxes. . . . . . . . . . . . . .             --            (148,139)            --
  Other current liabilities. . . . . . . . . . . . . .             --            (143,426)          (61,883)
  Tenant security deposits . . . . . . . . . . . . . .             --             (14,000)          (20,662)
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .          (226,683)       1,964,090         5,318,365
                                                             -----------      -----------       -----------
Cash flows from investing activities:
  Cash proceeds from sale of investment
   property, net of selling expenses . . . . . . . . .             --          14,221,783        14,175,511
  Additions to investment properties . . . . . . . . .             --            (223,009)         (125,007)




                                         JMB MORTGAGE PARTNERS, LTD. - III
                                               (LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 1998            1997               1996
                                                             -----------      -----------       -----------

  Partnership's distribution from
   unconsolidated venture. . . . . . . . . . . . . . .             --               --            3,112,330
  Payment of deferred costs. . . . . . . . . . . . . .             --             (41,878)            --
  Collection of principal on mortgage notes
   receivable. . . . . . . . . . . . . . . . . . . . .             --          11,600,000        17,111,652
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .             --          25,556,896        34,274,486
                                                             -----------      -----------       -----------
Cash flows from financing activities:
  Distributions to venture partner . . . . . . . . . .        (5,113,346)        (918,439)       (5,660,400)
  Distributions to limited partners. . . . . . . . . .       (11,220,883)     (37,334,946)      (12,445,756)
  Distributions to general partners. . . . . . . . . .          (231,376)        (545,621)         (436,223)
                                                             -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .       (16,565,605)     (38,799,006)      (18,542,379)
                                                             -----------      -----------       -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .       (16,792,288)     (11,278,020)       21,050,472

          Cash and cash equivalents,
            beginning of period. . . . . . . . . . . .        17,310,928       28,588,948         7,538,476
                                                             -----------      -----------       -----------
          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . .       $   518,640       17,310,928        28,588,948
                                                             ===========      ===========       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . .       $     --               --                --
                                                             ===========      ===========       ===========
  Non-cash investing and financing activities. . . . .       $     --               --                --
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

                      JMB MORTGAGE PARTNERS, LTD. - III
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ELEVEN MONTHS ENDED NOVEMBER 30, 1998
            (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                 AND YEARS ENDED DECEMBER 31, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held an investment portfolio of first mortgage loans and (through joint ventures) equity investments in commercial and residential real estate. Business activities consisted of the collections of interest and principal on such loans and, with respect to its former equity investments, rentals to commercial and retail tenants, residential tenants and the ultimate sale of such real estate.

     For financial reporting purposes, effective January 1, 1995, the mortgage loan secured by the Spring Hill Fashion Corner was determined to have been in-substance foreclosed and was reclassified as an investment in a joint venture in real estate on the equity method at its estimated fair value. In early May 1995, the lenders (including the Partnership) obtained legal title to the property. Accordingly, the accompanying financial statements do not include the accounts of the JMB/Spring Hill Associates ("Spring Hill") venture. The venture sold the property in November 1996.

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

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments were not recorded on the records of the Partnership. The net effect of these items for the eleven months ended November 30, 1998 (immediately prior to the final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:



                                                        1998                               1997
                                                      -------------------------------------------------------------
                                                              TAX BASIS                           TAX BASIS
                                           GAAP BASIS        (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                          ------------       -----------     ------------       -----------
Total assets . . . . . . . . . . . .         $ 518,640           518,640       17,448,226        19,623,574
Partners' capital accounts
 (deficits):
  General partners . . . . . . . . .             --                --             271,300           271,301
  Limited partners . . . . . . . . .           518,640           518,640       11,950,122        19,304,539

Net earnings (loss):
  General partners . . . . . . . . .           (39,924)          (39,925)         922,732           816,922
  Limited partners . . . . . . . . .          (210,599)         (228,423)       3,894,930        (1,400,894)

Net earnings (loss) per
  Limited partnership
   interest. . . . . . . . . . . . .             (3.23)            (3.50)           59.70            (21.47)
                                             =========          ========       ==========        ==========



     The net earnings (loss) per limited partnership interest ("Interest") was based upon the number of Interests outstanding at the end of each period (65,237.69). Also, because net earnings (loss) was computed immediately prior to dissolution, holders of Interests may have an additional capital gain or loss on dissolution depending on the holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less ($17,094,000 at December 31, 1997) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs in connection with mortgage investments were amortized over the terms of the agreements relating to such mortgage investments using the straight-line method. Unamortized deferred costs were expensed upon early payment of a mortgage loan.

     The Partnership had been recognizing interest income only as collected on the mortgage loans secured by the Shoppes at Rivergate and Riverpoint Center shopping centers.

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

     The Partnership, through joint ventures with its affiliated lenders, as described below, had taken title to the underlying collateral for Spring Hill Fashion Corner, North Rivers Market and Calibre Point Apartments. Depreciation was provided until the property was sold or reclassified as held for sale over the estimated useful lives of the various components as follows:

                                                           Years
                                                           -----
     Building and improvements - straight-line               30
     Personal property - straight-line                      5-7
                                                            ===

     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership and its consolidated ventures record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

     The results of operations for consolidated properties classified as held for sale or disposition or sold or disposed of during the past three years were ($14,418), $1,211,187 and $1,025,163, respectively, for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the years ended December 31, 1997 and 1996. In addition, the accompanying consolidated financial statements include ($48,441) of the Partnership's share of property operations of ($150,275) of its unconsolidated property held for sale or disposition for the year ended December 31, 1996. Such unconsolidated property was sold as of December 31, 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

     INVESTMENTS

     CALIBRE POINTE APARTMENTS

     In September 1987, the Partnership participated in funding a $13,250,000 participating first mortgage loan, secured by a 214-unit luxury apartment complex known as Calibre Pointe Apartments, located in Atlanta, Georgia. The Partnership funded $8,249,980 (a 62.264% participation) of this loan and $5,000,020 was funded by JMB Mortgage Partners, Ltd. - IV ("Mortgage Partners - IV"), a partnership affiliated with the General Partners (jointly the "Lenders").

     Due to competitive market conditions, the borrower did not make all of its required 1991 monthly interest payments under the terms of the mortgage note, and the Lenders obtained legal title to the property on December 3, 1991. The Lenders contributed the property to a newly formed joint venture between themselves (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provided, in general, that the benefits of ownership, including tax effects, net cash receipts and sale proceeds were to be allocated or distributed between the Partnership and Mortgage Partners-IV in proportion to their respective capital contributions to the venture (62.264% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value.

     As the venture had committed to a plan to sell the property, the property was classified as held for sale or disposition as of January 1, 1996 and, therefore, was not subject to continued depreciation.

     Calibre Pointe Associates sold the property in May 1996 for $14,450,000 (before selling costs and prorations) which was paid in cash at closing. Calibre Pointe Associates recognized a gain of $2,600,763 for financial reporting purposes and a gain of approximately $2,126,000 for Federal income tax purposes in 1996. The Partnership recognized a gain of $1,620,384 for financial reporting purposes and a gain of approximately $1,324,000 for Federal income tax purposes in 1996.

     NORTH RIVERS MARKET SHOPPING CENTER

     In December 1987, the Partnership participated in the initial funding of a nonrecourse participating first mortgage loan in the maximum principal amount of $19,250,000, secured by a first mortgage on a shopping center known as North Rivers Market in North Charleston, South Carolina. The other lender was Mortgage Partners-IV, (jointly the "Lenders"). The Lenders' initial funding was $17,350,000, of which the Partnership's share was $11,536,622 (66.4935% of the loan). Up to an additional $1,900,000 was to have been funded by the Lenders, if certain rental and occupancy levels were achieved.

     Due to the significant vacancy level at the property, the borrower made only a portion of the required interest payments for the years 1991 and 1992.

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA was a joint venture in which the Partnership and Mortgage Partners-IV each owned shares in proportion to their original share of the former first mortgage loan. The terms of the venture agreement provided in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations were to be allocated or distributed between the Partnership and the venture partner in proportion to their respective capital accounts. The venture recorded its net carrying value (including liabilities of the property assumed at acquisition) of the property contributed to the venture in an amount not in excess of its then estimated fair value.

     An affiliate of the General Partners of the Partnership assumed management of the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the years ended December 31, 1997 and 1996 aggregated $109,828 and $96,783, respectively.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore, was not subject to continued depreciation.

     On December 30, 1997, NRMA sold the land and related improvements of the property. The sale price of the property was $14,708,742, which was received in cash at closing by NRMA (net of selling costs and prorations). The sale resulted in a gain of approximately $4,640,000 to NRMA for financial reporting purposes (of which the Partnership's share was $3,085,285), due in part to a value impairment provision of $2,300,000 recorded by NRMA in 1995. In addition, NRMA recognized a gain on sale of approximately $2,245,000 for Federal income tax reporting purposes in 1997 (of which the Partnership's share was $1,493,034).

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to NRMA, as scheduled in late September 1998. The remaining funds of the North Rivers Market Associates venture were distributed to the venture partners in late November 1998.

     SPRING HILL FASHION CORNER

     In February 1986, the Partnership committed to participate in the funding of a participating first mortgage loan in the maximum amount of $11,000,000, secured by the Spring Hill Fashion Corner shopping center located in West Dundee, Illinois. The total amount funded under this loan was $10,030,000 (of which the Partnership's share was $3,264,765 (32.55%)).

The other two participating lenders were JMB Mortgage Partners, Ltd. and JMB Mortgage Partners, Ltd.-II, both of which were affiliates of the General Partners of the Partnership.

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

     The terms of JMB/Spring Hill's partnership agreement provided generally that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses were to be distributed or allocated to the partners in their respective ownership percentages (32.55% to the Partnership).

     As JMB/Spring Hill had committed to a plan to sell the property, the property was classified as held for sale as of July 1, 1996 and, therefore, was not subject to continued depreciation.

     In October 1996, JMB/Spring Hill finalized a contract for the sale of this property. On November 13, 1996, JMB/Spring Hill sold the Spring Hill Fashion Corner to an unaffiliated third party for $9,200,000, all of which was received (less closing costs and prorations) in cash at closing. As a result of the sale, JMB/Spring Hill recognized a loss for Federal income tax reporting purposes of approximately $1,030,000. As the sale per the contract was estimated to result in a loss of approximately $775,000 for financial reporting purposes, JMB/Spring Hill recognized a $775,000 provision for value impairment at September 30, 1996, of which $252,263 was allocated to the Partnership. When the sale of the property was completed in November 1996, JMB/Spring Hill, after the effect of the September 1996 provision for value impairment, recognized a gain of approximately $3,000 for financial reporting purposes, of which approximately $960 was allocated to the Partnership.

     SHOPPES AT RIVERGATE

     The Partnership funded a $12,000,000 nonrecourse participating first mortgage loan secured by a portion of a shopping center in Goodlettsville, Tennessee. The loan bore basic interest at the rate of 9.5% per annum and provided for monthly payments of interest only. The Partnership had been recognizing interest income only as collected. In addition, due to the uncertainty of the realization of the simple and accrued interest recognized through December 31, 1996 (approximately $567,000) and the principal balance of the loan ($12,000,000), the Partnership, as a matter of prudent accounting practice and for financial reporting purposes recorded a provision for loan loss as of December 31, 1996 in the amount of $967,269.

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

     RIVERPOINT CENTER

     In August 1989, the Partnership participated in the funding of a ten-year nonrecourse participating first mortgage loan. The Partnership committed to fund a maximum of $13,050,000 or approximately 44.6% of this loan. The remaining portion of the loan was funded by Mortgage Partners-IV and IDS Life Account RE, the latter an entity advised by an affiliate of the General Partners (jointly the "Lenders"). The loan was secured by a first mortgage on a shopping center known as Riverpoint Center, located in Chicago, Illinois. The Lenders cumulatively funded $28,039,630 ($12,509,989 by the Partnership). The loan bore basic interest at the rate of 9.25% per annum for 1994 and 1995 which increased to a rate of 9.50% per annum in mid 1996. The loan also provided for simple accrued interest (payable at maturity) and a participation by the lenders in excess property cash flows (as defined).

     The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrower finalized a loan modification. In conjunction with the modification agreement, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. As repayment of the loan per such agreement yielded the Lenders an amount less than the carrying amount of the loan, the Partnership recognized, as of July 1, 1996, an additional provision for loan loss of $110,209. On December 24, 1996, the borrower, in accordance with the agreement, repaid the Lenders $27,400,000 (of which the Partnership's share was $12,244,616) in full satisfaction of the mortgage loan.

     For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's recorded provisions for loan loss in 1991, 1995 and 1996. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $1,907,000 in 1996 as a result of this transaction.

     FRANKLIN FARM VILLAGE CENTER

     In December 1991, the Partnership participated in the funding of a nonrecourse participating first mortgage loan secured by the Franklin Farm Village Center shopping center located in Fairfax County, Virginia. The Partnership committed to fund a maximum of $5,600,000, or approximately 33.7% of the loan. The other lender was Mortgage Partners-IV, (jointly the "Lenders"). The loan bore basic interest (payable monthly) at the rate of 8.5% per annum during 1994, 1995 and 1996 and also provided for simple accrued interest (payable at maturity) and for a participation by the Lenders in excess property cash flows (as defined). The Lenders had cumulatively funded $14,809,000, of which the Partnership's share was approximately $4,996,000.

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

PARTNERSHIP AGREEMENT

     Net profits of the Partnership from operations were generally allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners (as described below), with the remaining net profits allocated to the Limited Partners. Any net losses from Partnership operations were generally allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments generally were to be allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from the repayment or other disposition of mortgage investments were to be allocated to the Limited Partners. Net losses from the repayment or other disposition of mortgage investments were to be allocated 97% to the Limited Partners and 3% to the General Partners.
Notwithstanding such profit and loss allocation provisions, the Partnership Agreement further provided that if at any time profits (including items thereof) were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the capital accounts of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the General Partners were to be allocated profits to the extent necessary to cause the deficit balance in the capital accounts of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision was to defer the recognition of gain to the Limited Partners; such provision was applied to the gain allocated to the General Partners for financial reporting and Federal income tax purposes in 1997. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership were made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts". Distributions of "repayment proceeds" were to be made 100% to the Limited Partners until the Limited Partners had received repayment proceeds equal to their contributed capital plus a stipulated return thereon. Since the Limited Partners did not receive sale and repayment proceeds equal to their original contributed capital from the investments of the Partnership, the General Partners did not receive any distributions from the sales and repayments of the Partnership investments or any portion of the subordinated operating distributions described above. Of the cumulative distributions of $96,538,140 paid to the Limited Partners through November 30, 1998 (immediately prior to final liquidating distribution), $1,780,738 represented a 7% return to certain Limited Partners through February 4, 1986 (the date of the first admittance of the Limited Partners) and a 6.25% return to certain Limited Partners from February 5, 1986 through August 31, 1986 (the date of the final admittance of the Limited Partners), during which periods the Limited Partners' subscription proceeds were held in escrow.


MANAGEMENT AGREEMENTS

     In December 1994, one of the affiliated property managers sold substantially all its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Calibre Pointe Apartments (prior to its sale in May 1996) for a fee computed as a percentage of gross income of the property. An affiliate of the General Partners acted as the property manager of North Rivers Market shopping center prior to its sale in December 1997 for a fee computed as a percentage of gross income of the property.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses incurred and paid by the Partnership to the General Partners and their affiliates for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996 were as follows:

                                                                UNPAID AT
                                                               NOVEMBER 30,
                              1998        1997        1996        1998
                            --------    --------    --------   ------------
Property management
  and leasing fees . . .     $  --       109,828      96,783        --
Reimbursement (at cost)
  for accounting
  services . . . . . . .      18,705       9,662       5,256        --
Reimbursement (at cost)
  for portfolio
  management services. .       7,110      25,006      17,587        --
Reimbursement (at cost)
  for legal services . .       5,823       6,419       3,385        --
Reimbursement (at cost)
  for administrative
  charges and other
  out-of-pocket
  expenses . . . . . . .       5,084       5,600        --          --
Partnership winding
  up fee . . . . . . . .       5,438        --          --          --
                            --------    --------    --------      ------
                            $ 42,160     156,515     123,011        --
                            ========    ========    ========      ======

     The Corporate General Partner was entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees aggregated $878,510, all of which was paid.

     The General Partners had deferred payment of certain of their distributions of net cash flow from the Partnership pursuant to the subordination requirements of the Partnership Agreement as described above.

Such subordination requirements were not met over the operating period of the Partnership and such deferred amounts were not paid to the General Partners.

SELECTED FINANCIAL INFORMATION (UNAUDITED)

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical financial information for the Shoppes at Rivergate shopping center which secured a participating first mortgage loan of the Partnership. Such information was for the twelve months ended November 30, 1996 and for the period December 1, 1996 to the repayment date of the loan (July 16, 1997) and was not related to the then current market value.

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
                                          ===========       ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the fiscal year 1997.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that all mortgage investments and all voluntary dispositions thereof (whether by sale or exchange) were required to be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

    The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could have been obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates.

The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the source of such reserves (i.e., offering proceeds, cash generated from operations or sale or repayment proceeds), the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director, and the executive and certain other officers of the Corporate General Partner are as follows:

                                                               SERVED IN
NAME                       OFFICE                             OFFICE SINCE
----                       ------                             ------------

Judd D. Malkin             Chairman                             5/03/71
                           Director                             5/03/71
                           Chief Financial Officer              2/22/96
Neil G. Bluhm              President                            5/03/71
                           Director                             5/03/71
Burton E. Glazov           Director                             7/01/71
Stuart C. Nathan           Executive Vice President             5/08/79
                           Director                             3/14/73
A. Lee Sacks               Director                             5/09/88
John G. Schreiber          Director                             3/14/73
H. Rigel Barber            Executive Vice President             1/02/87
                           Chief Executive Officer              8/01/93
Glenn E. Emig              Executive Vice President             1/01/93
                           Chief Operating Officer              1/01/95
Gary Nickele               Executive Vice President             1/01/92
                           General Counsel                      2/27/84
Gailen J. Hull             Senior Vice President                6/01/88
Howard Kogen               Senior Vice President                1/02/86
                           Treasurer                            1/01/91

     There is no family relationship among any the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd. - VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., a trustee of Amli Residential Property Trust and a director for a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

     The General Partners were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1998, 1997 and 1996, cash distributions of $231,376, $545,621 and $436,223, respectively, were paid to the General Partners. The General Partners were allocated taxable loss of $39,925 in 1998.

     The General Partners had deferred payment of certain of their distributions of net cash flow from the Partnership pursuant to the subordination requirements of the Partnership Agreement as described above.

Such subordination requirements were not met over the operating period of the Partnership and such deferred amounts were not paid to the General Partners.

     The Corporate General Partner was entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee was payable from the date the Partnership first advanced funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $878,510, all of which was paid.

     JMB Realty Corporation or its affiliates was entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans or to enter into land purchase-leasebacks. Such application and commitment fees were not to exceed 3% of the gross proceeds of the offering. To the extent they were paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership were reduced. JMB received $1,367,152 of such fees from the borrowers and the Partnership paid $589,828 of such fees to the Corporate General Partner.

     The Partnership, pursuant to the Partnership Agreement was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     The Corporate General Partner and its affiliates were entitled to reimbursement (at cost) in 1998 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $18,705, $7,110, $5,823 and $5,084, respectively, all of which was paid at November 30, 1998.

     The Corporate General Partner also was entitled to and received a fee of $5,438 in 1998, pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of the obligation of potential Partnership liabilities (as defined).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership immediately prior to the liquidation of the Partnership.


     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner of the
Partnership owned the following Interests of the Partnership immediately prior to its liquidation:

                               NAME OF                          AMOUNT AND NATURE
                               BENEFICIAL                       OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                            OWNERSHIP                   OF CLASS
--------------                 ----------                       -----------------           --------
Limited Partnership            JMB Realty Corporation           10 Interests                Less than 1%
Interests                                                       directly

Limited Partnership            Burton E. Glazov                 2 Interests                 Less than 1%
Interests                                                       directly (1)

Limited Partnership            Corporate General                14.34189 Interests          Less than 1%
Interests                      Partner, its                     (1)(2)
                               officers and
                               directors, and the
                               Associate General
                               Partner as a group


     (1)   Included 2 Interests owned directly for which Mr. Glazov had sole voting and investment power.

     (2)   Included 2.34189 Interests owned by an officer for which such officer had sole investment and voting power.

     No officer or director of the Corporate General Partner of the Partnership possessed the right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for a description of the ownership of the Corporate General Partner.

     (c)   There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, its affiliates or their management other than those described in Items 10 and 11 above.



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

           21.     List of Subsidiaries

           24.     Powers of Attorney

           27.     Financial Data Schedule

      (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                The Partnership's Report on Form 8-K (File No. 0-16253) for November 19, 1998 describing the Partnership's final liquidating distribution and dissolution and change in fiscal year was filed. No financial statements were required to be filed therewith.

----------------


     * Hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16253) dated December 4, 1997.

     No annual report for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB MORTGAGE PARTNERS, LTD. - III

                 By:      JMB Realty Corporation
                          Corporate General Partner


                          GAILEN J. HULL
                 By:      Gailen J. Hull
                          Senior Vice President
                 Date:    February 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:      JMB Realty Corporation
                          Corporate General Partner


                          JUDD D. MALKIN*
                 By:      Judd D. Malkin, Chairman and
                          Chief Financial Officer
                 Date:    February 26, 1999

                          NEIL G. BLUHM*
                 By:      Neil G. Bluhm, President and Director
                 Date:    February 26, 1999

                          H. RIGEL BARBER*
                 By:      H. Rigel Barber, Chief Executive Officer
                 Date:    February 26, 1999

                          GLENN E. EMIG*
                 By:      Glenn E. Emig, Chief Operating Officer
                 Date:    February 26, 1999


                          GAILEN J. HULL
                 By:      Gailen J. Hull, Senior Vice President
                          Principal Accounting Officer
                 Date:    February 26, 1999

                          A. LEE SACKS*
                 By:      A. Lee Sacks, Director
                 Date:    February 26, 1999

                          STUART C. NATHAN*
                 By:      Stuart C. Nathan, Executive Vice President
                           and Director
                 Date:    February 26, 1999

                 *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                          GAILEN J. HULL
                 By:      Gailen J. Hull, Attorney-in-Fact
                 Date:    February 26, 1999

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